Form 10QSB
period 1996-06-30
QUALMARK CORP
filed 1996-08-07
CIK 1006691

                          SECURITIES AND EXCHANGE COMMISSION
                                450 FIFTH STREET, N.W.
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 1996
                               -----------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _________________________

Commission file number 0-28484
                       --------------------------------------------------------
                                 QualMark Corporation
- --------------------------------------------------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

Colorado                                         84-1233688
- ---------------------------------------       ---------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    identification No.)

1329 West 121st Avenue, Denver, CO                                      80234
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)  (303) 254-8800
                            ---------------------------------------------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the post 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. []Yes [X] No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check wither the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                      [] Yes  [] No

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    Since the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of no par value common stock at May 15, 1996 is 3,330,484.
- --------------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (Check one):   [X] Yes  [] No

PART 1   ITEM 1                  QUALMARK CORPORATION
                                    BALANCE SHEET



                                                               June 30, 1996
                                                                 (Unaudited)   Dec. 31, 1995
                                                               -------------   -------------
                        ASSETS
    Cash and cash equivalents                                   $2,950,304       $251,641
    Trade accounts receivable, net of allowance for
         doubtful accounts of $20,841 at June 30, 1996
         and December 31, 1995                                   1,135,471        889,399
    Inventories                                                    561,080        281,406
    Employee notes receivable                                        5,219          6,350
    Other current assets                                           119,339         51,919
                                                               -------------   -------------
         Total current assets                                    4,771,414      1,480,715

    Property and equipment, net                                    618,604        411,423
    Patents, net of accumulated amortization of $242,652
         and $232,078                                               39,602         33,485
    Other assets                                                    29,846         17,589
                                                               -------------   -------------

    Total assets                                                $5,459,467     $1,943,212
                                                               -------------   -------------
                                                               -------------   -------------

         LIABILITIES & STOCKHOLDERS EQUITY
    Accounts payable                                              $366,406       $376,233
    Customer deposits and deferred revenue                          18,698        159,578
    Accrued expenses                                               229,936        180,637
    Notes payable, including stockholders notes of
         $201,120 at December 31, 1995                                            909,472
    Current portion of capital lease obligations                    42,306         30,640
                                                               -------------   -------------
         Total current liabilities                                 657,347      1,656,560

    Noncurrent portion of capital lease obligations                 31,306         21,310

    Stockholder's Equity
    Convertible preferred stock; no par value
         2,000,000 authorized; 490,929 designated as
         Series A, 332,063 issued and outstanding
         December 31, 1995 with liquidation preference
         of $1,062,602 at December 31, 1995; 99,619                             1,100,672
         as Series B, none outstanding.

    Common stock; no par value; 15,000,000
         shares authorized; 3,330,484 and 934,100 shares
         issued and outstanding at June 30, 1996 and
         December 31, 1995, respectively.                        6,156,914        252,928

    Accumulated deficit                                         (1,386,099)    (1,088,258)
                                                               -------------   -------------
         Total stockholder's equity                              4,770,815        265,342
                                                               -------------   -------------

    Total liabilities and stockholder's  equity                 $5,459,467     $1,943,212
                                                               -------------   -------------
                                                               -------------   -------------




       The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)



                                                              For the three     For the three      For the six       For the six
                                                              months ended      months ended      months ended      months ended
                                                             June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
                                                              -------------    -------------     -------------     -------------
Net revenue                                                     $1,318,748        $1,102,608        $2,291,291        $1,699,923
Cost of revenue                                                    817,490           677,924         1,442,308         1,170,661
                                                              -------------    -------------     -------------     -------------
    Gross profit                                                   501,258           424,684           848,983           529,262

Selling, general and administrative expenses                       552,291           322,821           994,415           645,272
Research and development expenses                                   47,301            43,325           101,365            80,025
                                                              -------------    -------------     -------------     -------------
    Loss from operations                                           (98,333)           58,539          (246,797)         (196,035)

Other income (expense):
    Interest                                                        19,284           (24,922)          (54,281)          (35,824)
    Other                                                                                292             3,236               748
                                                              -------------    -------------     -------------     -------------

Net income (loss)                                                 ($79,049)          $33,908         ($297,842)        ($231,111)
                                                              -------------    -------------     -------------     -------------
                                                              -------------    -------------     -------------     -------------



Pro forma net loss per share                                                           $0.02                              ($0.12)

Pro forma weighted average number of common shares                                 1,866,483                           1,866,483


Net loss per share                                                  ($0.03)                             ($0.12)

Weighted average number of common shares                         3,131,923                           2,506,233






       The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)



                                                                For the six         For the six
                                                                months ended        months ended
                                                               June 30, 1996       June 30, 1995
                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         ($297,842)          ($231,111)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                   90,712              79,928
    Discount accretion                                              41,748
Change in assets and liabilities:
    Accounts receivable                                           (246,072)             70,160
    Inventories                                                   (279,675)             16,045
    Other assets                                                   (78,546)            (11,127)
    Accounts payable and accrued expenses                           39,472              43,540
    Customer deposits and deferred revenue                        (140,880)             54,862
                                                               -------------       -------------
     Net cash provided by (used in) operating activities          (871,083)             22,297
                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                             (287,318)            (93,994)
Acquisition of patents                                             (16,691)
                                                               -------------       -------------
    Net cash used by investing activities                         (304,009)            (93,994)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowing                                                                300,000
Repayments of borrowings - others                                 (701,220)           (237,838)
Proceeds from issuance of warrants                                     484
Proceeds from issuance of common stock                           4,553,313
Principal payments on capital lease obligations                     21,663              (3,909)
                                                               -------------       -------------
    Net cash provided by financing activities                    3,873,756              58,737
                                                               -------------       -------------

Net increase (decrease) in cash                                  2,698,664             (12,960)
Cash at beginning of period                                        251,640             108,953
                                                               -------------       -------------
Cash and cash equivalents                                       $2,950,304             $95,993
                                                               -------------       -------------
                                                               -------------       -------------

NONCASH FINANCING ACTIVITIES
    Conversion of debt to common stock                            $250,000
    Acquisition of equipment under capital lease                    43,325
SUPPLEMENTAL DISCLOSURE
    Interest paid                                                  $42,894              $4,262



       The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the Company), was founded in 1991 and is a manufacturer of physical stress systems. These systems rapidly and efficiently induce product design and manufacturing related failures on its customers products, thereby providing manufacturers the necessary information to improve product quality. The Company also operates a nation-wide network of test centers that its customers may use as an alternative, or in addition, to purchasing its systems.


NOTE 1 - Basis of Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 and notes thereto.

The interim financial data as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the six months are not necessarily indicative of results for the remainder of 1996.



NOTE 2 - Inventories

Inventories consist of the following:

                                    June 30,     December 31,
                                      1996           1995
                                   -------------------------
    Raw materials                  $311,629       $227,011
    Finished goods                  249,451         54,395
                                    --------       --------
                                   $561,080       $281,406
                                    --------       --------
                                    --------       --------


NOTE 3 - Proforma Net Income (Loss) and Net Loss Per Share


During the six month and three month periods ending June 30, 1995, the Company's proforma net loss per share was computed as described in Note 1 of the Company's December 31, 1995 financial statements. For the six months and the three month periods ending June 30, 1996, the Company's net loss per common share was computed based on the weighted average number of common shares outstanding. Common stock equivalent shares were not considered as their effect was anti-dilutive.

NOTE 4 - Litigation


    There has been no change in status in the legal matters described in the final prospectus dated April 8, 1996 which is a part of Registration Statement No. 333-1454-D. There have been no additional legal matters subsequent to the registration statement.


NOTE 5 - Initial Public Offering

On April 11, 1996, the Company closed on its initial public offering, issuing 1,350,000 shares of common stock and receiving net proceeds (after expenses) of $4,107,813. The underwriter also received warrants to purchase 135,000 shares of common stock. Immediately prior to the closing of the initial public offering, all preferred shareholders converted their preferred shares to common stock. Also concurrent with the closing, the Company effected a 3-for-2 stock split.

On May 8, 1996, the Company's underwriter exercised its option to purchase 135,000 shares of common stock from the Company. The Company received $445,500, after the underwriter's discount and expenses, from the sale.

Part 1   Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenue

    Net revenue in the three months ended June 30, 1996 increased $216,140 (19.6%) as compared with the three months ended June 30, 1995, from $1,102,608
to $1,318,748.   Net revenue also increased $591,368 (34.8%) in the six month period ended June 30, 1996 as compared with the six months ended June 30, 1995, from $1,699,923 to $2,291,291. Seminar revenue aggregating $109,914 and $189,562 was included in the 1995 three and six month periods, respectively. On September 30, 1995, the Company sold the seminar business to its founder and accordingly, no revenue was recorded for the seminar business during 1996. Excluding seminar revenue, revenue in the three months ended June 30, 1996 increased $326,054 (32.8%) and revenue in the six months ended June 30, 1996 increased $780,929 (51.7%).

    System revenue increased $68,265 (8%) in the three month period from $853,106 to $921,371 as compared to the same three month period in 1995. For the six month period, system revenue increased $312,247 (24.0%) over the same six month period in 1995 from $1,299,323 to $1,611,570. Unit shipments decreased from nine to six in the comparable three month periods ended June 30, 1996 and 1995 and from thirteen to twelve systems in the comparable six month periods ended June 30, 1996 and 1995. However, a shift in the product mix to larger, more expensive systems resulted in a net revenue increase in the three and six months ended June 30, 1996 over the same periods in 1995.

    The Company believes that its quarterly operating results could be subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units.

    Test center revenue for the three months ended June 30, 1996 increased $257,789 (184.7%) from $139,588 to $397,377, over the three months ended June 30, 1995. For the six months ended June 30, 1996, test center revenue increased $468,683 (222.0%) from $211,038 to $679,721 over the same period in 1995. The
Company operated four test centers containing five systems during the three month period ended June 30, 1996 compared to three test centers containing three systems during the same period in 1995.

Gross Margin

    The gross margin in the three months ended June 30, 1996 was 38.0% compared to a 38.5% gross margin for the same period in 1995. For the six months ended June 30, 1996, the gross margin was 37.0% compared to a gross margin of 31.1% in the same six month period in 1995. The increase in gross margin is directly attributable to the increase in revenue from systems and test centers. As a significant portion of costs are fixed, the increased revenue enabled the Company to better cover its manufacturing overhead and the cost of opening and operating it regionally located test centers.


Operating Expense

    General and administrative expenses increased from $188,713 to $370,691 for the three months ended June 30, 1996 compared to the same three month period in 1995. For the six months ended June 30, 1996 general & administrative cost increased from $365,694 to $655,719 over the same six month period in 1995. The increase reflects added costs for test center administration and legal costs incurred from the Company's involvement in two litigation matters.

    Sales and Marketing expenses increased $79,008 from $102,592 for the three months ended June 30, 1995 to $181,600 for the three months ended June 30, 1996. For the six months ended June 30, 1996, the increase was $122,391, from $216,303 to $338,694 when compared to the same six month period on 1995. These increases were primarily due to increases in department headcount and sales and marketing efforts in expanding the sales force over the comparable periods in 1995.

    Research and development costs increased from $43,325 to $47,301 for the comparable three months and also increased in the comparable six month periods from $80,025 to $101,365. This increase is due to increased efforts in the Company's research and development department.

    Net interest expense in the prior year's three month period ending June 30, 1995 was $24,922. Net interest income for the three months ended June 30, 1996 was $19,284. The change from a net interest expense to a net interest income was due to the extinguishment of all interest-bearing debt as well as interest earned from the investment in marketable securities with the proceeds received from the Company's initial public offering early in the second quarter of 1996.

    Interest expense for the six months ended June 30, 1996 was $54,281 compared to $35,824 for the same period a year ago. This increase was largely due to $41,748 of non-cash discount accretion expense affected by interest income from the proceeds of the Initial public offering and extinguishment of all outstanding debt at the closing of the Initial public offering on April 11, 1996.

Liquidity and Capital Resources

    During the first six months of 1996, the Company's operations used $871,083 of cash in operating activities, invested $304,009 for equipment and patents and paid $21,623 in lease payments. The initial public offering resulted in proceeds (after expenses) of $4,553,313. The company's debt, aggregating $701,220, was retired in connection with the offering. Together, these activities resulted in a cash increase of approximately $2,698,664 to a quarter ending balance of $2,950,304. Included in the cash and equivalents balance are short term investments, with an average 90 day maturity, aggregating $1,962,340.

    The Company completed its initial public offering on April 11, 1996 and certain of the proceeds were used to retire outstanding debt. The majority of these funds are being and will be invested in capital equipment and working capital necessary to sustain the growth of its business.

    In connection with the initial public offering, the Company's underwriter had an option to purchase an over-allotment amount of 135,000 shares from the Company. The underwriter exercised this option on May 8, 1996. The net cash to the Company from the sale, after underwriter's discount and expenses, was $445,500.

    In May 1996, the Company entered into a line of credit arrangement with a bank during the quarter. The credit line provides for draws up to $750,000; bears interest at prime plus 1.5%, and is secured by virtually all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Through June 30, 1996 the Company has not drawn any amounts under the line of credit.

    The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.



PART II  OTHER INFORMATION


Item 1   Legal Proceedings

    There has been no change in status in the legal matters described in the final prospectus dated April 8, 1996 which is a part of Registration Statement No. 333-1454-D. There have been no additional legal matters subsequent to the registration statement.

Item 6   Exhibits and Reports on Form 10-QSB.

    4.1*      Form of certificate for shares of Common Stock.
   10.1*      QualMark Corporation 1993 Incentive Stock Option Plan.
   10.2*      QualMark Corporation 1996 Stock Option Plan.
   10.3*      Employment Agreement dated March 1, 1993 by and between QualMark
              Corporation and W. Preston Wilson.
   10.4*      Employment Agreement dated August 15, 1994 by and between
              QualMark Corporation and J. Wayne Farlow.
   10.5*      Agreement dated September 30, 1995 by and between QualMark
              Corporation and Gregg K. Hobbs.
   10.6*      Agreement dated December 21, 1995 by and among QualMark
              Corporation and certain security holders regarding exchange of convertible securities.
   10.7*      Form of Amendment No. 1 to Agreement by and among QualMark
              Corporation and certain security holders regarding exchange of convertible securities.
   10.8*      Addendum to Agreement dated as of December 21, 1995 by and between QualMark Corporation and Gregg K. Hobbs.
   10.9*      Form of Irrevocable Power of Attorney of Selling Shareholder.
   10.10*     Form of Letter of Transmittal and Custody Agreement by and
              between American Securities Transfer, Incorporated and Gregg K.
              Hobbs.

*Similarly denoted as an exhibit to registration statement 333-1454-D and incorporated herein by reference.




                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 QualMark Corporation



Date: August 2, 1996    By: /s/ W. PRESTON WILSON
      --------------         ------------------------------------
                           W. Preston Wilson
                           President, Chief Executive Officer


                            /s/ VERNON W. SETTLE
                             ------------------------------------
                           Vernon W. Settle
                           Director, Finance & Administration
                           Principal Accounting Officer