Form 10KSB
period 1996-12-31
QUALMARK CORP
filed 1997-03-27
CIK 1006691

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended:  December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from                    to
                                   -------------------   ------------------

    Commission file number:  0-28484

                               QUALMARK CORPORATION
                  (Name of small business issuer in its charter)

               COLORADO                                    84-1232688
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                1329 121ST WEST AVENUE, DENVER, COLORADO  80234
          (Address of principal executive offices, including zip code)

                                (303) 254-8800
              (Registrant's Telephone Number, including area code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK (NO PAR VALUE)
                               (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes  /X/    No _______

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year.  $5,694,000

    The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 19, 1997 was $11,032,228.

The number of shares outstanding of the issuer's Common Stock as of March 19, 1997 was 3,330,484.

                   DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in
Part III of this report.

Transitional Small Business Disclosure Format (Check One): Yes___ No /X/

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    The Company designs, manufactures, and markets proprietary systems which rapidly and efficiently expose product design and manufacturing-related defects for the purpose of improving product quality and reliability. The Company's high performance physical stress systems support significant improvements in the process of Design Verification Testing ("DVT") and Environmental Stress Screening ("ESS"). DVT is the process by which electronic product manufacturers ensure that their products perform within the previously determined operating ranges (commonly known as "specifications"), ESS is the testing process used by these same manufacturers to detect production-related defects.

    The Company's systems allow manufacturers to determine the true operating limits of their products. This gives the manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company's systems are used by manufacturers in a wide range of industries to perform stress testing on products including circuit boards, blood glucose monitors, flight navigation systems, cellular telephones, airbag sensors and consumer electronics products.

    The Company is evolving from an entity focused solely on manufacturing and marketing its proprietary OVS physical stress screening equipment to a full service organization offering HALT and HASS test services as well. HALT (Highly Accelerated Life Test) consists of an accelerated series of vibration, voltage, temperature, and other stresses used to test products in their design phase. Tested products are stressed well above manufacturer specifications until product failure occurs. Manufacturers are able to use information derived from HALT testing procedures to improve product design and performance to limits of the available product technology. HASS (Highly Accelerated Stress Screen) utilizes the same stresses as in HALT but at lessor intensity so that process deviations can be detected in-house before the product is sent to the customer. It is a complementary process to HALT and is used to verify or monitor production processes once a product is in
manufacturing.  The Company   operates a growing network of test centers,
known as Accelerated Reliability Test Centers ("ARTC"), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using QualMark's OVS physical stress systems performed either in the ARTC test centers or at the customer's site.

    QualMark currently has six test centers located in Denver, Colorado, Santa Clara, California, Marlborough (Boston), Massachusetts, New Brighton (Minneapolis-Saint Paul), Minnesota, Farmington Hills (Detroit), Michigan, and Morrisville (Raleigh), North Carolina. The Company expects to open at least four additional test centers in 1997. As international demand for its products and services grows, the Company may open ARTC facilities outside of the United States.

PRODUCTS AND SERVICES

    THE OVS COMBINED STRESS SYSTEM

The Company's OVS Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the OmniAxial Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses.

     THE OMNIAXIAL VIBRATION ASSEMBLY

The OmniAxial Vibration Assembly is a true multi-axis vibration system comprised of a table and vibrators and is the heart of the Company's technology. The vibration table moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for DVT and ESS is from 2Hz to 2,000 Hz, the Company's system creates force generation between 2Hz and 10,000 Hz. This provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates any vibration that could occur naturally during product use. This is important in testing and screening applications to detect most flaws, whether it is design or process related, before the product is placed into service.

The OmniAxial Vibration Assembly consists of two major components:

    Vibration Table
    ---------------
    The patented vibration table is constructed out of solid aluminum that contains cored-out voids to enhance uniform distribution of vibration energy across the table. The unique properties of this table allow the Company to produce it in a number of different dimensions, from a one foot by one foot size to a four foot by four foot dimension. As market demand dictates, the Company will continue to explore opportunities to extend the present product line to include vibration tables of different dimensions. The Company uses an outside source to produce its vibration tables; however, the Company is not dependent on a single source of supply and controls all design and documentation.

    AutoSmear Vibrators
    -------------------
    A set of pneumatic, piston driven actuators (vibrators) that contain certain patented properties, which help to maximize random motion of the vibration table are attached to the bottom surface of the table. These actuators, known as "AutoSmear" Vibrators, are mounted to the bottom of the vibration table and oriented in different directions to promote random motion of the table. Compressed air is routed to the AutoSmear Vibrator housings, forcing the pistons to impact the top surface of each AutoSmear Vibrator, translating the energy to the vibration table. The unique design of the AutoSmear Vibrator piston and housing allow for a variation in the amount of energy produced by each AutoSmear.

    THE ULTRARATE THERMAL CHAMBER ASSEMBLY

The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 60DEG. Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel.

In spite of rapid temperature change and complex vibration spectra, the UltraRate Thermal Chamber is extremely quiet, allowing it to be used in standard lab and manufacturing environments without the necessity of building costly special stress screening rooms.

THE OVS COMBINED STRESS SYSTEM PRODUCT LINE
-------------------------------------------
The Company's OVS Combined Stress Systems for HALT and HASS are presently available in five sizes. The number after the "OVS" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an OVS-1 contains a one foot by one foot table, an OVS-2 contains a two foot by two foot table, and so on. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The OVS-3 and OVS-4 systems have a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. Lastly, by cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

    OVS-1:
    ------
    The OVS-1 is a small, bench top version of the OVS product line. The OVS-1 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger OVS systems, including PC controller, the OVS-1 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area. The OVS-1 can generate random vibration forces in excess of 90 Grms (2Hz-10,000 Hz) on the 12"x12" vibration table and up to 60DEG. Centigrade per minute change on the product under test within the 18"x17"x15" (ID) thermal chamber. The price of the OVS-1 is approximately $63,500.

    OVS-2:
    ------
    The OVS-2 is the smallest floor model version of the OVS product line. The PC-controlled OVS-2 is equipped with a 24"x24" vibration table enclosed within a 30"x30"x36" (ID) thermal chamber. The OVS-2 vibration table can generate random vibration forces in excess of 40 Grms (2Hz- 10,000 Hz), while the thermal chamber can produce temperature changes of up to 60DEG. Centigrade per minute. The OVS-2 is designed for primarily small product HALT applications (power supplies, motherboards, etc.) and small volume HASS applications. The price of the OVS-2 is approximately $97,500.

    OVS-2.5:
    --------
    The OVS-2.5 is the most popular system in the OVS product line.   A
    mid-size system, the PC-controlled OVS-2.5 is available in two configurations: a standard version that is equipped with four large vibrators mounted to the vibration table, and a high performance version that comes equipped with eight large vibrators, for heavier product applications. The OVS-2.5 standard vibration system can generate 50 Grms (the high performance system generates greater force than the standard version with heavy loads) from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 60DEG. Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.) The price for a standard OVS-2.5 is approximately $120,000, and the high performance version for heavy load applications is approximately $127,000.

    OVS-3:
    ------
    The OVS-3 is commonly used for production screening (HASS) applications, or for HALT on system-level products (such as work stations and other large computers). The PC-controlled OVS-3 contains a 36"x36" vibration table equipped with nine large vibrators that generate at least 35 Grms random vibration force (2Hz-10,000 Hz). The thermal chamber is 43"x42"x36" (ID) and can produce temperature changes on the product under test of up to 60DEG. Centigrade per minute. The OVS-3 sells for approximately $134,000.

    OVS-4:
    ------
    The OVS-4 is the largest system in the OVS product line. By far, the most common application for the OVS-4 is for large volume production screening
    (HASS) on computers, monitors, communications systems, etc. The PC-controlled OVS-4 is equipped with a 48"x48" vibration table housed within a 55"x54"x36" thermal chamber capable of producing temperature changes of up to 60DEG. Centigrade per minute on the product under test. The OVS-4 standard vibration system is equipped with eight large vibrators that produce up to 40 Grms random vibration force, while the high performance version is equipped with sixteen large vibrators for heavy load applications. The standard OVS-4 sells for approximately $166,000; the high performance version for heavy load applications is approximately $188,000.

    Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), multi-year extended warranties, communications software and on-site applications assistance.

ACCELERATED RELIABILITY TEST CENTERS

The Company has a growing network of ARTC test centers, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with the high performance version of the Company's mid-range system, the OVS-2.5, at least one applications engineer and ancillary testing equipment. Offering these services significantly differentiates the Company from the competition.

The Company opened its first ARTC facility in Denver in October 1993 and subsequently opened additional facilities in Marlborough (Boston), Massachusetts and Santa Clara, California in July 1994 and May 1995, respectively. Since opening these facilities, many test service clients have placed orders for systems as a result of the data gathered and analyzed at the Company. The test center is a valuable tool for the Company sales people to use in order to stimulate system sales from those clients who are not willing to commit capital without being able to experience a demonstration of the benefits using their own product. Of strategic importance to the Company, the testing service business should help insulate the Company from external economic factors which affect capital spending and provide for more consistent revenues.

In addition to its Boston, Denver and Santa Clara test centers, during 1996 the Company opened test centers in New Brighton (Minneapolis-Saint Paul), Minnesota, Farmington Hills (Detroit), Michigan, and Morrisville (Raleigh), North Carolina. The Company expects to open approximately four additional test centers in 1997.

The Company intends to open additional test centers principally in metropolitan areas with a heavy concentration of potential client companies and in which the Company has a factory or independent sales representative responsible for the target metro area. Management believes demand for its test services will continue to grow, allowing for controlled expansion into additional metro areas.

Based on client demand, the Company offers on-site applications support services, principally through its ARTC network, to its clients as well as competitors' customers. Specifically, the Company advises customers how to apply HALT and HASS techniques to their products. The Company also incorporates applications support services into equipment quotations.

MARKETING

The Company increased its market exposure in 1996 by expanding the number of "open houses" at each of its nationwide ARTCs. Prospects for these open houses are usually found in various electronic manufacturers data bases. In-house sales personnel use these tools to identify and invite key engineering and reliability decision makers to come find out how they can dramatically increase their product reliability. Attendees are qualified to determine which companies are high probability prospects to use the ARTC and/or to begin in-house accelerated testing. Through the open houses, the Company identifies many new customers for its products and services, while rapidly expanding the market acceptance of HALT and HASS as premier accelerated testing techniques.

The Company includes the following in its marketing plan for the next 12 months:

1) The Company will continue to encourage individuals and companies in the electronic and reliability engineering market segments to publish articles concerning accelerated reliability techniques and their successes associated with using the techniques.

2) The Company will selectively advertise in periodicals that have significant exposure with design engineers and reliability/ESS engineers.

3) The Company will continue to attend approximately one trade show per quarter.

4) Management intends to have its marketing staff continue to effectively orchestrate activities in the areas of public relations, advertising, trade show attendance, point of sale materials development and telemarketing.

5) The Company intends to make additions to its existing telemarketing staff in Denver.

    SALES STRATEGY

The Company's sales strategy combines centralized telemarketing with regional sales managers who are primarily responsible for OVS system sales and junior account executives who are responsible for ARTC service sales. At December 31, 1996, the Company had three regional sales managers and one junior account executive. In addition, the Company uses the services of an independent manufacturer's representative in the Boston area, and independent sales/service agents in the United Kingdom and Israel. During the next 12 months, the Company intends to add to its international sales/service agent network, plus add one domestic regional sales manager and junior account executives in Santa Clara, California, New Brighton, Minnesota, Morrisville, North Carolina, and in each city selected for new ARTC locations.

The regional sales managers, each of whom have multiple ARTC facilities within their geographic areas of responsibility, direct the efforts of the junior account executives in selling ARTC services. When customers express interest in buying an OVS system to the junior account executive rather than use ARTC, the regional sales manager then assumes responsibility for the customer in order to close the

OVS sale.

Telemarketing resources are located at corporate headquarters to provide follow-up phone calls on local mailings, advertisement inquiries and other leads that are generated within each sales region. Telemarketing also handles geographical areas not covered by regional offices, international areas and any corporate campaigns that are developed by the Vice President, Corporate Sales and Marketing. The Company telemarketers and the Hobbs Engineering seminar telemarketing staff share sales leads with each other, ensuring maximum follow-up with prospective customers.

The main functions of the telemarketing staff are to encourage prospective customers to attend the local ARTC open houses and to follow up on leads from geographical areas around the world that have no Company representation.

CUSTOMERS

The Company's systems are used by manufacturers in a wide variety of industries. As of December 31, 1996, the Company had sold 126 systems to 68 different customers, in the following industries: Telecommunications and Computer, 26; Defense and Aerospace, 14; Medical Electronics, 9; Other, 19. The QualMark customer list includes major corporations such as Allied Signal, AT&T, Cessna, Dupont, Cummins Engine, Hewlett-Packard, Honeywell, Hughes, Intel, Lucent Technologies, Johnson & Johnson, National Semiconductor, Magnavox, Nortel (formerly Northern Telecom), Sequent Computers, Tektronix, United Technologies, U.S. Robotics, and Varian.

The following table sets forth some of the major industries and a number of products that have undergone HALT or HASS testing protocol using the Company's systems as part of the manufacturer's testing procedures.

Aerospace and Defense             Computer Related Products
---------------------             -------------------------     glucose monitors
aviation electronics              circuit boards                infusion pumps
display switches                  disk drives                   IV pumps
flight navigation systems         modems                        laboratory centrifuges
marine navigation systems         monitors                      medical imaging systems
                                  power supplies                patient monitors
Telecommunications                printers
------------------                tape backup drives            Other
automated teller machines                                       -----
air conditioning electronics                                    automotive circuitry
cordless telephones               Medical Electronics           electronic oil and gas flow meters
fax machines                      -------------------           global positioning systems
                                  electronic thermometers

                                       8

RESEARCH AND PRODUCT DEVELOPMENT

Research and development expenditures for the fiscal years ending December 31, 1996 and 1995 were $182,000 and $211,000, respectively. It is the intent of the Company in 1997 to devote considerable effort to the development of the specifications for its next generation PC-controller. Further, the Company intends in 1997 to refine the OVS product line by discontinuing the OVS-1 and OVS-2 and adding the OVS-1.5. Additionally, the OVS-1 may be reintroduced in an abbreviated version to accommodate the part of the market that desires a lower cost version of the OVS combined stress technology. The OVS-1.5 is larger than the OVS-1 and smaller than an OVS-2 and appears to be a more desirable model in the marketplace than the OVS-1 or OVS-2.

Of great benefit to the Company is that its technology is extremely flexible in regard to the physical size of its OVS systems; consequently, product line extension opportunities normally do not require sizable expenditures on product development.

The Company intends to continue taking advantage of design refinement opportunities specific to its OVS combined stress technology. The Company currently holds five domestic and one foreign patent, and has four domestic and four foreign patent applications in process. Management is optimistic that its fundamental OVS combined stress technology will allow the Company to add to its product line as new opportunities develop.

Through its association with the University of Maryland's CALCE EPRC (Computer Aided Life Cycle Enhancement, Electronic Packaging Research Center) research program, the Company has aligned itself with one of the premier electronic packaging research centers in the world. As a CALCE EPRC affiliate, the Company has ongoing access to leading-edge technology development in the area.

The association with the University of Maryland allows the Company to better manage its investment in research and development, while enjoying the benefit of having an OVS system on site at CALCE EPRC for visiting prospective client company representatives to observe its operation.

COMPETITION

    EQUIPMENT

There are many companies that could be considered competitors of QualMark. These companies provide either electrodynamic shaker tables or temperature/humidity chambers. Companies will occasionally team to provide a shaker table within a separate temperature/humidity chamber. However, the Company believes that Screening Systems, Inc. (Laguna Hills, CA) is its only major direct equipment competitor that offers a six-axis vibration table integrated into a thermal chamber which can be used for HALT/HASS applications. On March 22, 1996, Screening Systems, Inc. filed a patent infringement suit against the Company in federal district court in Santa Ana, California (see item 3 - Legal Proceedings).

Hanse Environmental, Inc. (Allegan, MI) is a relatively new company that began assembly and sales in 1993 of combined stress systems essentially equivalent to the Company's technology. The president of Hanse Environmental is a former employee of the Company. The Company filed suit against Hanse, et. al. for misappropriation of trade secrets and patent infringement, with jurisdiction established in Colorado. This suit was settled to the Company's satisfaction in August, 1996.

Several traditional ESS equipment manufacturing companies, such as Thermotron Industries and Weiss Environmental Technology, Inc., enjoy annual revenues in excess of $50 million dollars, according to the Thomas Register, an industrial products directory. These firms manufacture thermal chambers and single/multiple axes vibration systems that support traditional screening methods.

The equipment manufactured by traditional ESS equipment manufacturers is well-accepted in the market, since ESS supports traditional "pass-fail"
specification test protocols that have been in use for several decades.   The
Company's technology supports new accelerated test protocols relating to improving product design and manufacturing processes rather than the "pass-fail" test processes. As such, the Company is attempting to expand a new market segment and plans to allocate considerable resources to an effort to convince prospective customers to adopt accelerated test protocols in addition to, or in replacement of, traditional methods.

    ARTC AND APPLICATIONS SUPPORT SERVICES

As an emerging technology, HALT and HASS acceptance in industry is at the introduction stage. The Company is unaware of any national commercial testing laboratory network similar to ARTC offering HALT/HASS services using the Company's or Screening Systems Inc. equipment or on-site applications
support services.   However, the Company assumes that Screening Systems, Inc.
has provided at least three independent environmental test labs with SSI equipment. The terms of these arrangements are not known by the Company. Since several hundred commercial testing laboratories exist in the U.S., the Company anticipates that new competitors will aggressively enter this market.

MANUFACTURING

The assembly of the OVS systems has evolved from a "job shop" approach into a manufacturing line approach. Drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). Company products are organized around three major elements: vibration systems, chamber systems and control systems.

To ensure that all subassemblies meet specifications when received by the Company, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. It is the Company's intent to further develop local suppliers, with back-ups as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company is not dependent on any one or a few major suppliers for any of the key parts or components of its systems.

While the Company maintains a small inventory of OVS-2.5 systems in finished goods, the Company uses a "make-to-order" approach in assembling the OVS-1/1.5, OVS-3, OVS-4 and special order systems. Because of increased sales volume, the Company is producing certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

To minimize inventory, the Company only orders major assemblies after customer orders have been received. The Company is in the process of implementing Material Requirements Planning to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

The Company offers a limited, one year parts and labor warranty on all new OVS systems. OVS customers can purchase one year extended warranties on their OVS systems, which includes two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the relatively simplistic design of the OVS systems, the Company rarely sends its technicians into the field for warranty repairs. Nearly all problems can be diagnosed over the phone, and if necessary, replacement parts are sent to the customer via overnight mail; hence, the Company does not maintain a separate and formal service department.

EMPLOYEES

As of December 31, 1996, the Company had 37 employees, all of which are full-time. 30 of the company's employees are employed at its principal offices and headquarters in Denver, Colorado, two are employed at its facilities in Santa Clara, California, one in New Brighton, Minnesota, one in Farmington Hills, Michigan, two in Marlborough, Massachusetts, and one in Morrisville, North Carolina. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's principal offices and headquarters operate out of leased facilities located at 1329 and 1343 West 121st Avenue, Denver, Colorado. The three-year lease for the properties located at 1329 and 1343 West 121st Avenue expires on January 31, 1998. The leased properties consists of approximately 11,800 square feet. The lease calls for monthly payments over the term of the lease of $6,930.00. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

The suburban Boston ARTC facility is located at 41 Brigham Street, Unit 11, Marlborough, Massachusetts. The five-year lease expires June 31, 1999. The leased property consists of approximately 2,250 square feet. The lease calls for average monthly payments over the term of the lease of $1,734.00. In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

The Silicon Valley ARTC facility is located at 2225 Martin Avenue, Suite K, Santa Clara, California. The three-year lease expires on February 28, 1998. The leased property consists of approximately 4,660 square feet. The lease calls for average monthly payments of $3,927.00. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

The suburban Minneapolis ARTC facility is located at Rush Lake Business Park, 1775 Old Highway 8, Suite 110, New Brighton, Minnesota. The five-year lease expires in February 2001. The leased property consists of 2,783 square feet. The lease calls for average monthly payments of $1,913.50. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

The North Carolina ARTC facility is located at 215 Southport Drive, Suite
300, Morrisville, North Carolina.   The five-year  lease expires in July
2001. The leased property consists of approximately 4,692 square feet . The lease calls for average monthly payments of $3,175.00 In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

The suburban Detroit ARTC facility is located at 39255 Country Club Drive,
Suite B-8, Farmington Hills, Michigan.   The five-year lease expires in
September 2001. The leased property consists of approximately 4,491 square feet. The lease calls for average monthly payments of $4,491. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

The southern California ARTC facility is located at 15661 Producer Lane, Unit H, Huntington Beach, California. The five-year lease begins January 1, 1997 and expires in December 2002. The leased property consists of 3,420 square feet. The lease calls for average monthly payments of $2,150.00. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business will be conducted at this facility.

The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed.

ITEM 3.  LEGAL PROCEEDINGS.

On February 22, 1994, the Company filed an action in the District Court for Boulder County, Colorado, against defendants Hanse Environmental Inc., John
K. Hanse ("Hanse"), Hytech Spring and Machine Corp. ("Hytech"), and Andrew Magiera ("Magiera") (collectively, "Defendants") for, among other claims, misappropriation of trade secrets. On April 13, 1994, Defendants removed the case to the United States District court for the District of Colorado, (QualMark Corporation v. Hanse Environmental, Inc., et al.). On March 14, 1995, the Company reached a favorable settlement with defendants Hytech and Magiera.

On August 16, 1996, the Company settled its claims against the remaining defendants for fraud, misappropriation of trade secrets, breach of fiduciary duty, interference with prospective economic advantage, civil conspiracy, civil theft of trade secrets, unfair competition, deceptive trade practices, and infringement of United States Patent No. 5,412,991 (the "Patents");
states that none of the defendants is an inventor or joint inventor of Patents or has any ownership interest in QualMark's Patents; acknowledges that the tables previously manufactured by Hanse infringe QualMark's U.S. Patent
No 5,412,991; and prohibits Hanse from making , using or selling any such infringing tables. As part of the settlement, Hanse has also agreed to attempt to remove specific vibration tables he has sold and installed with Hanse customers. The Company has released Hanse customers from liability for infringement of the Patents. The settlement allows Hanse eighteen months to remove the tables, with the payment by the Company to Hanse of $2,000 per table removed. The Company believes there are up to twenty (20) such tables.

On March 22, 1996, Screening Systems, Inc. ("SSI)") filed a patent infringement action in the United States District Court for the Central District of California, Southern Division, against the Company, alleging that the Company has infringed U.S. Patent No. 4,181,026. SSI amended its complaint in September 1996 to add claims for infringement of U.S. Patent Nos. 4,181,025 and 4,181,028, and for contributory and inducing infringement. Each of the patents-in-suit is owned by Hughes Electronics Company ("Hughes") and licensed to SSI. Trial of this matter was originally set for March 25, 1997.

In October 1996, the Company filed a motion to dismiss the action to the basis that SSI did not alone have standing to pursue the action pursuant to the terms of its License Agreement with Hughes. In November 1996, the Court ruled on the Company's motion by ordering that Hughes be joined as an interested party. Because Hughes declined to join the action as a plaintiff, SSI joined Hughes as a defendant in its November 22, 1996 Second Amended Complaint.

With limited exception, the parties completed discovery on January 10, 1997. On February 3, 1997, the Company filed motions for summary judgment of non-infringement on each of the three patents in suit. SSI filed a motion for summary judgment with respect to U. S. Patent No. 4,181,028 and other motions addressing the Company's defenses. On February 6, 1997, Judge McLaughlin vacated all pending dates, including the March 25, 1997 trial date, and referred the motions for summary judgment to Magistrate Judge Elgin Edwards for determination.

Magistrate Judge Edwards set a hearing known as a "MARKMAN hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit before ruling on any motions for summary judgment of non-infringement. The MARKMAN hearing has been set for March 25, 1997. After the MARKMAN hearing, the Company plans to refile its motions for summary judgment on non-infringement on each of the patents-in-suit. The Court has not set a new trial date and the Company understands that no trial date will be set until after the Court has conducted the MARKMAN hearing and ruled on any subsequent summary judgment motions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The common stock of the Company has been traded on the Nasdaq Small-Cap Stock Market since the Company's initial public offering in April 1996. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by Nasdaq during fiscal year 1996:

                           Fiscal Year Ended December 31, 1996

                              High Close         Low Close

    First Fiscal Quarter       n/a                  n/a

    Second Fiscal Quarter      $5.875             $4.125

    Third Fiscal Quarter        4.125              2.875

    Fourth Fiscal Quarter       4.250              3.000

    The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

    At December 31, 1996, the Company had approximately 900 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to the risk of an unfavorable outcome in the SSI litigation, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.

The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                  Fiscal Year Ended
                                           ------------------------------------
                                           December 31, 1996  December 31, 1995
Statement of Operations Data:
Net Sales..................................    100.0%               100.0%
Cost of Revenue............................     59.0                 60.5
                                           ------------------------------------
Gross Profit...............................     41.0                 39.5

Selling, general and administrative
 expenses...................................    62.1                 33.7
Research and development
expenses...................................      3.2                  5.2
                                           ------------------------------------
Income (loss) from operations..............    (24.3)                  .6
Other income (expense).....................       .1                 (3.5)
                                           ------------------------------------
Net loss...................................    (24.2)%               (2.9)%
                                           ------------------------------------
                                           ------------------------------------

Results of Operations

Revenue
    Net revenue in the year ended December 31, 1996 increased $1,662,000 (41%) as compared with the year ended December 31, 1995. Seminar revenue of $263,000 was included in the 1995 period. On September 30, 1995, the Company sold the seminar business to its founder and accordingly, no revenue was recorded for the seminar business during 1996. Excluding seminar revenue, revenue in 1996 increased $1,925,000 (51%) compared to 1995.

    System sales revenue increased $985,000 (33%) in 1996, from $2,989,000 to $3,974,000, as compared to 1995. Unit shipments increased from 27 to 32 for the years ended December 31, 1995 and 1996, respectively. The Company sold a greater number of larger, more expensive systems in 1996 compared to 1995, which was a significant factor in system revenue growth of 33% on systems unit sales growth of 19% over such period.

    Test center revenue for the year ended December 31, 1996 increased $940,000 (121%), from $780,000, to $1,720,000 over the year ended December
31, 1995. At December 31, 1996 the Company operated six test centers containing eight systems compared to three test centers containing three systems at December 31, 1995.

    The Company's quarterly operating results could be subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units.

Gross Margin

    The gross margin in the year ended December 31, 1996 was 41.0% compared to a 39.5% gross margin for the year ended December 31, 1995. The increase in gross margin is attributable to the increase in revenue from systems and test centers. As a significant portion of costs are fixed, the increased revenue enabled the Company to better cover it's manufacturing overhead as well as compensate for the lower gross margins from the more recently opened ARTC locations.

Operating Expense

    General and administrative expenses increased in 1996 to $2,528,000 from $862,000 in 1995. The increase reflects added costs for test center administration and legal costs incurred from the Company's involvement in two patent litigation matters. The Company incurred $1,280,000 in legal fees in 1996 compared to $49,000 in 1995. The majority of this expense was due to the litigation with Screening Systems, Inc. ("SSI"). In addition to the SSI litigation costs, the Company had significant legal fees in the first six months of 1996 associated with the successful settlement of the Hanse Environmental, Inc. case, which was settled on August 19, 1996.

    Sales expenses increased $514,000, from $494,000 in 1995 to $1,008,000 in 1996. This increase was primarily due to increases in the number of sales and marketing personnel and increased sales and marketing efforts over the comparable period in 1995. Further increases in sales and marketing personnel and expenses are expected in 1997.

    Research and development costs decreased from $211,000 in 1995, to $182,000 in 1996. This decrease is due to a reorganization of the Company's research and development
department.    It is expected that the research and development expense will increase for the year ended December 31, 1997.

    Other Income (expense) consisted primarily of net interest income in 1996 totaling $44,000 compared with a net interest expense of $149,000 in 1995. The change from a net interest expense to net interest income was due to the retirement of all debt and interest earned from short term investments using the proceeds of the Company's initial public offering early in the second quarter of 1996.

Liquidity and Capital Resources

    The Company's initial public offering resulted in proceeds (after expenses) of $4,505,000. The Company's debt, aggregating $701,000, was retired in connection with the initial public offering. During 1996, the Company's operations used $850,000 of cash in operating activities, invested $862,000 for equipment and patents and paid $51,000 in lease payments. The Company also had short term investments of $1,911,000 at year end. Together, these operating activities resulted in a cash increase of $159,000, to a balance of $411,000 at December 31, 1996. At December 31, 1996, cash and short term investments totaled $2,322,000. The majority of these funds will be invested in capital equipment and working capital necessary to sustain the growth of its business.

    In May 1996, the Company entered into a line of credit arrangement with a bank. The credit line provides for draws up to $750,000, bears interest at prime plus 1.5%, and is secured by substantially all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Through December 31, 1996 the Company has not drawn any amounts under the line of credit.

    The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and the line of credit. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.

ITEM 7.  FINANCIAL STATEMENTS.
Index to Financial Statements and Schedules:
                                                                         Page
                                                                        Number
                                                                        ------
    Report of Independent Public Accountants

    Balance Sheet

    Statement of Operations

    Statement of Shareholders' Equity

    Statement of Cash Flows

    Notes to Financial Statements

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

    The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statements - See Index to Financial Statements and Schedules (Part II-Item 7)

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1996 - None

(c) Exhibits - See Index to Exhibits

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  March 24, 1997        QUALMARK CORPORATION

                                       By:  /s/ W. PRESTON WILSON
                                            -----------------------------------
                                            W. Preston Wilson
                                            President, Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date
---------                    -----                              ----

/s/ W. Preston Wilson
---------------------------- Chief Executive Officer,           March 24, 1997
W. Preston Wilson            President and Director

/s/ Vernon W. Settle
---------------------------- Vice President, Administration     March 24, 1997
Vernon W. Settle             and Principal Accounting Officer

/s/ H. Robert Gill
---------------------------- Director                           March 24, 1997
H. Robert Gill

s/ Philip A. Gordon
---------------------------- Director                           March 24, 1997
Philip A. Gordon

/s/ Charles A. French
---------------------------- Director                           March 24, 1997
Charles A. French

/s/ William B. Phillips
---------------------------- Director                           March 24, 1997
William B. Phillips

QUALMARK CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
Revenues                                             $    5,694     $    4,032
Cost of revenues                                          3,359          2,440
                                                     ----------     ----------

        Gross profit                                      2,335          1,592

Selling, general and administrative expenses              3,718          1,567
                                                     ----------     ----------

        Income (loss) from operations                    (1,383)            25

Other income (expense):
 Interest expense                                           (49)          (149)
 Interest income                                             93
 Other income (expense), net                                (42)             8
                                                     ----------     ----------

Net loss                                             $   (1,381)    $     (116)
                                                     ----------     ----------
                                                     ----------     ----------

Net loss per share                                   $    (0.47)
                                                     ----------
                                                     ----------

Weighted average number of common shares                  2,927
                                                     ----------
                                                     ----------

Unaudited pro forma net loss per share                              $    (0.05)
                                                                    ----------
                                                                    ----------
Unaudited pro forma weighted average number of
  common shares                                                          1,866
                                                                    ----------
                                                                    ----------


                   The accompanying notes are an integral
                    part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                             DECEMBER 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------

ASSETS
Current assets:
 Cash and cash equivalents                           $      411     $      252
 Short-term investments                                   1,911
 Trade accounts receivable, net of allowance
  for doubtful accounts of $21 and $0, respectively       1,246            889
 Inventories                                                536            281
 Other current assets                                       120             59
                                                     ----------     ----------
        Total current assets                              4,224          1,481
Property and equipment, net                               1,073            411
Patents, net of accumulated amortization of
 $254 and $232, respectively                                 28             33
Other assets                                                116             18
                                                     ----------     ----------
                                                     $    5,441     $    1,943
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $      699     $      376
 Customer deposits and deferred revenue                      47            160
 Accrued expenses                                           984            181
 Notes payable - shareholders                                              293
 Notes payable - other                                                     616
 Current portion of capital lease obligations                31             31
                                                     ----------     ----------
        Total current liabilities                         1,761          1,657
Noncurrent portion of capital lease obligations              18             21
                                                     ----------     ----------
        Total liabilities                                 1,779          1,678
                                                     ----------     ----------
Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
 Convertible preferred stock; no par value; 2,000,000
  shares authorized; 490,929 designated as Series A,
  332,063 issued and outstanding; 99,619 designated as
  Series B, none outstanding                                             1,100
 Common stock; no par value; 15,000,000
   shares authorized; 3,330,484 and 934,098 shares
   issued and outstanding, respectively                   6,131            253
 Accumulated deficit                                     (2,469)        (1,088)
                                                     ----------     ----------
        Total shareholders' equity                        3,662            265
                                                     ----------     ----------
                                                     $    5,441     $    1,943
                                                     ----------     ----------
                                                     ----------     ----------


                   The accompanying notes are an integral
                    part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

                                                        PREFERRED STOCK           COMMON STOCK      ACCUMULATED
                                                       SHARES      AMOUNT      SHARES      AMOUNT     DEFICIT     TOTAL
                                                       -------     ------      -------     -------  -----------   ------
Balance December 31, 1994                              332,063     $1,063      934,098     $  169     $  (972)    $  260

Issuance of warrants to purchase 50,781 shares
 of Series A convertible preferred stock in
 connection with issuance of convertible secured
 promissory notes                                                     37                                              37

Issuance of warrants to purchase 32,550 shares
 of common stock to directors for services                                                     18                     18

Issuance of warrants to purchase 15,000 shares
 of common stock to shareholder                                                                13                     13

Issuance of warrants to purchase 7,875 shares
 of common stock to two former employees                                                       11                     11

Compensation expense recorded in connection
 with the issuance of options to purchase 31,895
 shares of common stock under the Company's
 incentive stock option plan                                                                    7                      7

Issuance of warrants to purchase 50,009 shares
 of common stock in connection with issuance
 of 10% secured notes                                                                          35                      35

Net loss                                                                                                 (116)      (116)
                                                       -------     ------      -------     ------     -------     ------

Balance December 31, 1995                              332,063      1,100      934,100        253      (1,088)       265

Conversion of note payable to common stock                                     117,188        250                    250

Conversion of outstanding convertible
 preferred stock to common stock                      (332,063)    (1,100)     498,095      1,100                      -

Exchange of warrants for common stock                                          296,101

Amortization of deferred compensation
 related to issuance of warrants and options                                                   23                     23

Initial public offering of common stock, net
 of issuance costs                                                           1,485,000      4,505                  4,505

Net loss                                                                                               (1,381)    (1,381)
                                                       -------     ------      -------     ------     -------     ------

Balance December 31, 1996                                  -      $   -      3,330,484     $6,131     $(2,469)   $ 3,662
                                                       -------     ------      -------     ------     -------     ------
                                                       -------     ------      -------     ------     -------     ------


                                         The accompanying notes are an integral
                                           part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                            1996       1995
                                                          -------     -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(1,381)    $(116)
Adjustments to reconcile net loss to net cash from
 operating activities:
  Gain on sale of equipment                                             (36)
  Depreciation                                                219       118
  Patent amortization                                          22        43
  Amortization of debt issue costs                             42        30
  Amortization of deferred compensation                        23        49
Change in assets and liabilities:
  Increase in accounts receivable                            (357)     (428)
  Increase in inventories                                    (255)     (114)
  Increase in other assets and patents                       (176)      (35)
  Increase (decrease) in accounts payable
   and accrued expenses                                     1,126       (67)
  Increase (decrease) in customer deposits
   and deferred revenue                                      (113)      154
                                                          -------     -----
    Net cash used in operating activities                    (850)     (402)
                                                          -------     -----
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                        (862)      (89)
Proceeds on sale of property and equipment                     29       104
Purchase of short-term investments                         (5,355)
Proceeds on sale/redemption of short-term investments       3,444
                                                          -------     -----
    Net cash (used in) provided by investing activities    (2,744)       15
                                                          -------     -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings - shareholders                                 233
Proceeds from borrowings - other                                        642
Repayments of borrowings - shareholders                      (293)      (75)
Repayments of borrowings - other                             (408)     (238)
Proceeds from issuance of common stock                      4,505
Proceeds from issuance of warrants                                        1
Principal payments on capital lease obligations               (51)      (33)
                                                          -------     -----
    Net cash provided by financing activities               3,753       530
                                                          -------     -----
Net increase in cash                                          159       143
Cash and cash equivalents at beginning of year                252       109
                                                          -------     -----
Cash and cash equivalents at end of year                  $   411     $ 252
                                                          -------     -----
                                                          -------     -----
NONCASH FINANCING ACTIVITIES
Conversion of note payable to common stock                $   250
Conversion of preferred stock to common stock               1,100
Acquisition of equipment under capital lease                   48     $  45

SUPPLEMENTAL DISCLOSURE
Interest paid                                             $    69     $ 103

                    The accompanying notes are an integral
                     part of these financial statements.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION
   QualMark Corporation (the "Company") was incorporated on March 11, 1992 in the State of Colorado. The Company's principal business activity is the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The Company's manufacturing facility is located in Denver, Colorado. The Company also operates service centers where vibration and thermal chambers are available to customers for daily rental. These service centers are located at the Company's Denver, Colorado facility, in Marlborough, Massachusetts, Santa Clara, California, Minneapolis, Minnesota, Detroit, Michigan and Raleigh, North Carolina.

   MAJOR CUSTOMERS AND CREDIT RISK
   The Company's customers are generally concentrated in the electronics manufacturing industry. A single customer accounted for 14% of the Company's total revenues during 1996. A different customer accounted for 12% of the Company's total revenues during 1995.

   REVENUE RECOGNITION
   Sales are recognized upon the shipment of product or the performance of services. Prepayments and progress billings are deferred until shipment occurs or services rendered.

   EXPENSE RECOGNITION
   Cost of revenues are recognized upon the shipment of product or the performance of services. Selling, general and administrative expenses are recognized/accrued when the expenditure is probable and the amount is reasonably estimable.

   INVENTORIES
   Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method.

   PROPERTY AND EQUIPMENT
   Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements and equipment under capital leases is provided over the lives of the leases and is included in depreciation expense.

   PATENTS
   The cost of obtaining patents on the Company's technology designs is capitalized as incurred. Patents are amortized over four years using the straight-line method.

   INCOME TAXES
   Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of individual assets and liabilities.

   CASH AND CASH EQUIVALENTS
   Cash on hand and in banks, together with repurchase agreements and marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

   SHORT-TERM INVESTMENTS
   All short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. The Company currently invests in only US Treasury and agency securities. As such, there were no significant differences between amortized costs and estimated fair value (based on market quotes) at December 31, 1996.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   ADVERTISING EXPENSE
   The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising and marketing expense for 1996 and 1995 was $68,000 and $64,000, respectively.

   PREOPENING COSTS
   The Company charges to selling, general and administrative expense the preopening costs of new service centers as incurred. These costs are primarily labor, supplies, preopening marketing and advertising and other expendable items.

   FINANCIAL INSTRUMENTS
   The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and customer deposits approximate fair value due to the short-term nature of these items.

   STOCK OPTIONS AND WARRANTS
   No compensation expense is recorded for stock options issued to employees under the Company's incentive stock option plan when the option's exercise price is greater than or equal to the fair value of the Company's common stock on the grant date. Otherwise, compensation expense is recorded, over the vesting period, in an amount equal to the difference between the fair value of the common stock on the grant date and the exercise price.

   The fair value of warrants issued to non-employees for services rendered to the Company is charged to expense in the period the services are performed.

   The fair value of detachable stock warrants issued in connection with notes payable is initially recorded as a discount to the related note and amortized to interest expense, using the effective interest method, over the term of the note.

   NET LOSS PER SHARE
   Net loss per share is computed using the weighted average number of common shares outstanding during each period, including common equivalent shares outstanding. Common equivalent shares consist of stock options and warrants calculated using the treasury stock method, when dilutive.

   PRO FORMA NET LOSS PER SHARE (UNAUDITED)
   Pro forma net loss per common share was computed based on the weighted average number of the Company's common shares outstanding during the year ended December 31, 1995, after giving retroactive effect for the recapitalization discussed in Note 7. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options and warrants granted (excluding warrants that are subject to the recapitalization) since February 1, 1995 and the convertible secured promissory note discussed in
   Note 4 have been considered exercised or converted and outstanding during all of 1995 (911,384 shares) using the treasury stock method and the estimated public offering price per share. Further, interest expense incurred in 1995 on the promissory note in the amount of $22,500 has been eliminated from the net loss for purposes of the pro forma net loss per share calculation. Historical earnings per share for 1995 has not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the initial public offering. Common stock equivalents were not considered in the pro forma net loss per share calculation because the effect on the pro forma net loss per shares would be antidilutive.

   USE OF ESTIMATES AND ASSUMPTIONS
   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. INVENTORIES

   Inventories consist of the following (in thousands):

                                                DECEMBER 31,
                                              ---------------
                                              1996       1995
                                              ----       ----
    Raw materials                             $334       $227
    Work in process                              9
    Finished goods                             193         54
                                              ----       ----
                                              $536       $281
                                              ----       ----
                                              ----       ----

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                       DECEMBER 31,
                                                     ---------------
                                                      1996     1995
                                                     ------    -----
    Machinery and equipment                          $1,096    $ 413
    Furniture and fixtures                              135       86
    Leasehold improvements                              232      111
    Less: Accumulated depreciation and amortization    (390)    (199)
                                                     ------    -----
                                                     $1,073    $ 411
                                                     ------    -----
                                                     ------    -----

   The Company leases certain office and service center equipment under capital leases. Property and equipment above includes the following amounts for leases that have been capitalized (in thousands):

                                                       DECEMBER 31,
                                                     ---------------
                                                      1996     1995
                                                      ----     ----
    Machinery and equipment                           $145     $ 97
    Less: Accumulated amortization                     (55)     (25)
                                                      ----     ----
                                                      $ 90     $ 72
                                                      ----     ----
                                                      ----     ----

4. NOTES PAYABLE

   All notes payable were repaid or converted to common stock concurrent with the Company's initial public stock offering in April 1996. Notes payable as of December 31, 1995 consisted of (in thousands):

      Convertible secured promissory notes payable to
        shareholders; due April 1, 1995; interest at 8%            $201
      Convertible secured promissory notes; due March 26,
        1996; interest at 12%                                       250
      Secured promissory notes; due June 30, 1996;
        interest at 10% (shareholders $108)                         500
                                                                   ----

                                                                    951
    Unamortized debt issue costs                                    (42)
                                                                   ----

                                                                   $909
                                                                   ----
                                                                   ----

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Convertible secured promissory notes in the amount of $250,000 were issued on March 27, 1995 and were converted to 117,188 shares of common stock in March 1996. In connection with the original note issuance, the Company sold to the issuer of the notes, warrants to purchase 48,437 shares of Series A convertible preferred stock (see Note 7).

   On December 19, 1995, the Company entered into an agreement with an investment banking firm (the "Banker") under which the Banker sold $500,000 of the Company's secured promissory notes due June 30, 1996 and warrants to purchase 50,009 shares of the Company's common stock. Of the total, $107,500 of the notes were sold to shareholders of the Company. Interest on the notes accrued at 10% per annum. The warrants are exercisable for five years at a price of $3.375 per share. A value of $35,117 was allocated to the warrants and recorded as debt issue costs. The notes were subsequently fully paid with the proceeds received from the Company's initial public offering.

   In May 1996, the Company entered into a line of credit arrangement with a bank. The credit line provides for draws up to $750,000, bears interest at prime plus 1.5% and is secured by substantially all the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Through December 31, 1996 the Company has not drawn any amounts under the line of credit.

5. LEASE COMMITMENTS

   The Company leases equipment, office space, and operating facilities under capital and operating lease arrangements. Future minimum lease payments consist of the following at December 31, 1996 (in thousands):

                                    CAPITAL   OPERATING
                                    LEASES     LEASES     TOTAL
                                    -------   ---------   -----
    Year ended December 31,
           1997                      $ 41       $300       $341
           1998                        13        186        199
           1999                         3        163        166
           2000                         3        155        158
           2000                         -        105        105
                                     ----       ----       ----
                                       60       $909       $969
    Less: Interest                    (11)      ----       ----
                                     ----       ----       ----
                                       49
    Current portion                   (31)
                                     ----
    Long-term portion                $ 18
                                     ----
                                     ----

   Rent expense for the years ended December 31, 1996 and 1995 was $229,363 and $172,660, respectively.

6. INCOME TAXES

   As of December 31, 1996, the Company has a net operating loss (NOL) carryforward of approximately $1,602,000 which is available to offset future taxable income, of which approximately $1,000,000 as of December 31, 1996 is subject to annual usage limitations of approximately $250,000. These carryforwards expire between 2008 and 2011. If certain substantial changes in the Company's ownership should occur, there would be additional annual limitations on the utilization of these carryforwards.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                  DECEMBER 31,
                                               -----------------
                                                1996       1995
                                               ------     ------
    Deferred tax liabilities:
      Depreciation                             $ (10)
      Amortization                               (20)     $ (13)
                                               -----      -----
    Gross deferred tax liabilities               (30)       (13)
                                               -----      -----
    Deferred tax assets:
      NOL carryforwards                          633        311
      Accrued liabilities                        251         10
      Accrued warranty payable                    36         17
      Other                                        8          5
                                               -----      -----
    Gross deferred tax assets                    928        343
    Valuation allowance                         (898)      (330)
                                               -----      -----
    Net deferred tax assets                       30         13
                                               -----      -----
    Net deferred tax asset (liability)         $   -      $   -
                                               -----      -----
                                               -----      -----

   The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The valuation allowance at December 31, 1996 and 1995 is based on management's conclusion that sufficient positive evidence, as defined by Statement of Financial Accounting Standards ("SFAS") 109, regarding realization of certain tax carryforward items does not exist.

   A reconciliation of the statutory Federal income tax rate to the income tax provision is as follows (in thousands):

                                               1996               1995
                                         ----------------   ----------------
                                         AMOUNT     %       AMOUNT      %
                                         ------   -------   ------   -------
    Computed "expected" tax              $(470)   (34.0)%    $(39)   (34.0)%
    State income taxes, net of Federal
     income tax effect                     (46)    (3.3)       (4)    (3.3)
    Recording of valuation allowance       568     41.1        59     50.9
    Other                                  (52)    (3.8)      (16)   (13.6)
                                         -----    -----      ----    -----
                                         $   -        - %    $  -        - %
                                         -----    -----      ----    -----
                                         -----    -----      ----    -----

7. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

   RECAPITALIZATION AND PUBLIC OFFERING
   Effective April 8, 1996, the Company offered its stock for sale to the public. In connection therewith, the Company sold 1,485,000 shares of common stock at an initial public offering price of $3.75 per share. Proceeds from this offering, net of issuance costs, totaled $4,505,000. As part of the offering, the Company issued to the underwriter a five-year warrant to purchase up to 132,170 shares of common stock at $4.50 per share.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Concurrent with the effective date of the offering, the Company exchanged all outstanding preferred stock and warrants other than (i) a warrant to purchase 72,000 shares of common stock issued to Dr. Hobbs as described below; (ii) a warrant to purchase 50,009 shares of common stock in connection with the placement of $500,000 in secured promissory notes as described below; and
   (iii) the warrant to purchase 132,170 shares of common stock issued to the Company's underwriter, for common stock as follows:

                                   NUMBER OF
                                   PRE-SPLIT      NUMBER OF     NUMBER OF
                                  PRE-EXCHANGE  POST-EXCHANGE   POST-SPLIT
                                    SHARES/        COMMON         COMMON
                                    WARRANTS       SHARES         SHARES
                                  ------------  -------------   ----------
    Convertible preferred stock      332,063       332,063        498,095
    Warrants to buy common shares     51,950        40,002         60,003
    Warrants to buy Preferred A      156,735       117,551        176,327
    Warrants to buy Preferred B       99,619        39,848         59,771

   In addition, the Company increased its authorized common shares to 15,000,000 and effected a 3-for-2 stock split of shares of outstanding common stock concurrent with the effective date of the offering. Except for the first two columns above, all common shares, common stock warrants and options, and common per share amounts in the accompanying financial statements and notes have been adjusted to reflect this stock split.

   STOCK WARRANTS
   On January 3, 1995, warrants to purchase an aggregate of 2,344 shares of Series A preferred stock were issued to a shareholder in connection with the issuance of $50,000 in secured 8% notes. A fair value of $1,887 was assigned to the warrants. As stated above, concurrent with the effective date of the public offering, the warrants were exchanged for 2,637 common shares.

   On March 27, 1995, warrants to purchase 48,437 shares of the Company's Series A Preferred Stock were sold for $.01 each in connection with the issuance of $250,000 in 12% convertible secured promissory notes. A fair value of $35,095 was assigned to the warrants. The excess of that fair value over the cash received was recorded as debt issue costs and was amortized over the term of the notes. As stated above, concurrent with the effective date of the public offering, the warrants were exchanged for 54,492 common shares.

   On September 30, 1995, warrants to purchase 72,000 shares of common stock at an exercise price of $2.13 per share were issued to a principal shareholder, in connection with the Company's sale of Hobbs Engineering Corporation to the shareholder (Note 9). The warrants vest and are exercisable in 25% increments on December 31, 1996, 1997, 1998 and 1999. All warrants expire five years from the grant date. Compensation expense relative to these warrants of $62,400 will be charged to expense over the four-year vesting period which began January 1, 1996.

   In addition, during 1995 options to purchase 22,875 shares of common stock at exercise prices ranging from $1.00 to $3.20, previously issued to three individuals, including the principal shareholder, under the Company's incentive stock option plan, were canceled and reissued as warrants outside of the plan. These warrants are exercisable immediately at an exercise price of $2.13 per share and expire in five years. Expense of $13,000 was recorded relative to the 15,000 warrants reissued to the principal shareholder, representing the difference between the exercise price of the warrants and the estimated fair value of the Company's common stock on the grant date.
   The fair value of the remaining 7,875 warrants was estimated at $11,180 and charged to expense during 1995. As stated above, concurrent with the effective date of the public offering, the warrants were exchanged for 17,614 common shares.

   As discussed in Note 4, on December 19, 1995, warrants to purchase 50,009 shares of common stock were issued in connection with the issuance of $500,000 of 10% secured notes. The fair value of $35,117 assigned to these warrants was recorded as debt issue costs and was amortized over the term of the notes.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   During 1995, the Company issued warrants to purchase 32,550 shares of the Company's common stock, exercisable at between $2.00 and $2.13 per share, to two of the Company's directors, primarily for legal services. The fair value of these warrants was estimated at $18,009 and charged to expense. As stated above, concurrent with the effective date of the public offering, the warrants were exchanged for 25,064 common shares.

   STOCK OPTIONS
   On March 1, 1993, the Company adopted an incentive stock option plan (the "1993 Plan") which provides employees and officers with an opportunity to purchase an aggregate of 380,400 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

   Stock option transactions of the 1993 Plan are summarized below:

                                                      WEIGHTED AVERAGE
                                             SHARES    EXERCISE PRICE
                                            -------   ----------------
    Outstanding at December 31, 1994        178,401        $2.10
    Granted                                  70,520         2.13
    Forfeited                               (32,175)        2.00
                                            -------        -----
    Outstanding at December 31, 1995        216,746         2.11
    Forfeited                               (57,000)        2.12
                                            -------        -----
    Outstanding at December 31, 1996        159,746        $2.10
                                            -------        -----
                                            -------        -----

   At December 31, 1996 and 1995, options were exercisable with respect to 93,462 and 49,383 shares, respectively, with exercise prices ranging from $2.00 to $2.13 and a weighted average exercise price of $2.10 and $2.11, respectively.

   During 1996 and 1995, compensation expense of $6,910 was recorded in connection with a November 1995 grant of 31,895 options to three employees of the Company. Remaining expense of $13,822 related to these options has been deferred and will be charged to expense ratably over the remaining two years of the vesting period.

   An additional 175,788 nonqualified stock options have been issued to the Company's president outside of the plan described above. At December 31, 1996, nonqualified options to purchase 59,700 shares of common stock at an exercise price of $.67 per share and 87,066 shares at a price of $2.00 per share were exercisable. At December 31, 1995, nonqualified options to purchase 59,700 shares of common stock at an exercise price of $.67 per share and 79,810 shares of common stock at an exercise price of $2.00 per share are exercisable.

   The Company adopted the 1996 Stock Option Plan (the "1996 Plan") in December 1995. Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% (or 110% in the case of a holder of 10% or more of the voting power of all classes of stock of the Company) of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors. Aggregate common shares of 165,000 are reserved for issuance under the 1996 Plan. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   Stock option transactions of the 1996 Plan are summarized below:

                                                      WEIGHTED AVERAGE
                                             SHARES    EXERCISE PRICE
                                            -------   ----------------
    Outstanding at December 31, 1995          -
    Granted                                 180,250         $3.56
    Forfeited                               (18,000)         3.25
                                            -------         -----
    Outstanding at December 31, 1996        162,250         $3.59
                                            -------         -----
                                            -------         -----

   At December 31, 1996, none of the options were exercisable.

   FAIR VALUE
   Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                               DECEMBER 31,
                                            ------------------
                                              1996      1995
                                            --------   -------
    Net loss:
      As reported                           $(1,381)   $ (116)
      Pro forma                             $(1,414)   $ (165)

    Net loss per share:
      As reported                           $ (0.47)   $(0.05)
      Pro forma                             $ (0.48)   $(0.08)

   The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1996 and 1995: dividend yield of zero; expected volatility of 52%; risk-free interest rates of 6.19% and 5.4%, respectively, and an expected term of six years. The risk-free interest rate used in the calculation is the yield on the grant date of a U.S. Treasury Strip with a maturity equal to the expected term of the option. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

8. PROFIT SHARING PLAN

   Effective June 1, 1993, the Company adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. The Company may make discretionary contributions, as determined by the Board of Directors each year, to employee participants who have more than one year of service. Participants vest in employer contributions at a rate of 20% per year over five years. No employer contributions were made during 1996 or 1995.

9. RELATED PARTY TRANSACTIONS

   On January 1, 1994, the Company purchased the assets of Hobbs Engineering Corporation (HEC), a company owned by a then-controlling shareholder of the Company (Dr. Gregg K. Hobbs), for $250,000. The book value of the assets purchased at the time of the transaction was $1,597. Due to the common control of the two companies, the excess of the amount paid over the book value of the assets received was recorded as a dividend.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   Effective September 30, 1995, the Company sold the assets of HEC, excluding any patents or other intellectual property, back to Dr. Hobbs for cash consideration of $1,500. No gain or loss was recorded in connection with this transaction. In connection with the sale, the Company agreed to make quarterly royalty payments to Dr. Hobbs equal to two percent of the Company's total revenues, increasing to a maximum of three percent if certain revenue levels are achieved, for the period January 1, 1996 through December 31, 1999, in exchange for Dr. Hobbs being available to actively promote the Company's products and services. Royalties in excess of the 2% base royalty are calculated as .5% and 1% of total revenues if the following revenue levels are achieved:

             ADDITIONAL 0.5% ROYALTY       ADDITIONAL 1.0% ROYALTY
      YEAR     IF REVENUES EXCEED:           IF REVENUES EXCEED:
      ----   -----------------------       -----------------------
      1996      $ 6,000,000                      $ 7,000,000
      1997        9,000,000                       10,000,000
      1998       11,000,000                       12,000,000
      1999       13,000,000                       14,000,000

   During 1996, royalties of $113,880 were paid to Dr. Hobbs. Additionally, the Company granted Dr. Hobbs a warrant to purchase 72,000 shares of the Company's common stock at an exercise price of $2.13 per share. The warrant, which vests in cumulative quarterly increments on December 31, 1996, 1997, 1998 and 1999, is exercisable upon vesting and expires five years from the grant date. Further, common stock options to purchase 22,875 shares of common stock previously granted to Dr. Hobbs and two other HEC employees with exercise prices ranging from $.67 to $2.13 that were unexercised as of the effective date of the agreement, were exchanged for warrants to purchase 22,875 shares of common stock at $2.13 per share, expiring in five years.

   HEC revenues totaled $262,588 in 1995, and the related cost of revenues was $252,660.

   Also, a note receivable from Dr. Hobbs was repaid in full concurrent with the sale of HEC back to Dr. Hobbs.

10. LEGAL MATTERS

   On March 22, 1996, the Company was served with a summons and complaint from Screening Systems, Inc. ("SSI"), a competitor, alleging that the Company's vibration system infringes three patents of which that Company is exclusive licensee. The plaintiff requests injunctive relief as well as money damages and litigation costs. The owner of all three patents, Hughes Aircraft Company, has not been named as a defendant in the lawsuit.

   The Company has been aware of the patent in question since the Company commenced its operations and, with advice from patent counsel, designed its vibration system, components of which are also patented, so as to not infringe that patent. The Company's vibration system has been used continuously in its products since 1991. On two prior occasions, the plaintiff put the Company on notice that the Company's vibration system might infringe its patent, although no litigation was commenced. On both occasions, the Company concluded, after consultation with patent counsel, that infringement did not exist and has seen nothing since to change that conclusion.

   On February 3, 1997, the Company and SSI each filed motions for summary judgment. On February 13, 1997, the court referred those motions to the magistrate and vacated the trial. At a hearing held on February 18, 1997, the magistrate scheduled a hearing to be held on March 25, 1997, to determine the scope of the claims of the two parties.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   In response to the current litigation, the Company consulted with its current legal and patent counsel, who agreed with prior patent counsels' opinions that the Company's vibration system does not infringe the SSI patent. Consequently, management intends to vigorously defend this litigation. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and of the loss of management time needed to deal with the suit. At December 31, 1996, the Company has accrued an estimate provided by its legal counsel as to the costs related to cover the legal fees associated with defending this suit.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
 Shareholders of QualMark Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of QualMark Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
February 21, 1997

                                  INDEX TO EXHIBITS

Exhibit                                                                       Sequential
Number   Description                                                           Page No.
-------  -----------                                                           --------
3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended and Restated Bylaws of the Company. (1)

4.1      Form of Certificate for Shares of Common Stock. (1)

4.6      Form of Warrant issued to holders of 10% secured promissory notes. (1)

10.1     QualMark Corporation 1993 Incentive Stock Option Plan. (1)

10.2     QualMark Corporation 1996 Stock Option Plan. (1)

10.3 Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson. (1)

10.4 Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow. (1)

10.5 Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs. (1)

10.8 Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)

11.1     Statement of Computation of Per Share Earnings.


--------------
(1) Incorporated by reference form the Company's Registration Statement No. 333-1454-D on Form SB-2.