Form 10QSB
period 1997-03-31
QUALMARK CORP
filed 1997-04-25
CIK 1006691

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended    March 31, 1997
                              ------------------------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                     to
                              ---------------------   ------------------------

Commission file number   0-28484
                       -------------------------------------------------------

                               QualMark Corporation
------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                        specified in its charter)

           Colorado                                    84-1232688
-------------------------------         --------------------------------------
(State or other jurisdiction of            (I.R.S Employer Identification No.)
incorporation or organization)


    1329 West 121st Avenue, Denver, CO                        80234
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number)     (303) 254-8800
                           ---------------------------------------------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X] Yes  [ ] No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                           [ ] Yes  [ ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

 The number of shares of par value common stock at April 21, 1997 is 3,330,484.
-------------------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one): [ ] Yes   [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                       MARCH 31, 1997
                                                        (UNAUDITED)       DEC. 31, 1996
                                                       --------------     -------------
                    ASSETS
Cash and equivalents                                          $47              $411
Short term investments                                      1,032             1,911
Trade accounts receivable, net of allowance for
    doubtful accounts of $21 at March 31, 1997
    and December 31, 1996                                   1,728             1,246
Inventories                                                   659               536
Other current assets                                          108               120
                                                       ----------        ----------
    Total current assets                                    3,574             4,224

Property and equipment, net                                 1,368             1,073
Patents, net of accumulated amortization of $258
    and $254, respectively                                     24                28
Other assets                                                   69               116
                                                       ----------        ----------

Total assets                                               $5,035            $5,441
                                                       ----------        ----------
                                                       ----------        ----------

         LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable                                             $810              $699
Customer deposits and deferred revenue                         53                47
Accrued expenses                                              505               984
Current portion of capital lease obligations                   31                31
                                                       ----------        ----------
    Total current liabilities                               1,399             1,761

Noncurrent portion of capital lease obligations                 8                18

Shareholders' Equity:
Common stock; no par value; 15,000,000
    shares authorized;  3,330,484 shares issued
    and outstanding at March 31, 1997 and
    December 31, 1996                                       6,136             6,131

Accumulated deficit                                       (2,508)           (2,469)
                                                       ----------        ----------
    Total shareholders' equity                              3,628             3,662
                                                       ----------        ----------

Total liabilities and shareholders' equity                 $5,035            $5,441
                                                       ----------        ----------
                                                       ----------        ----------

    The accompanying notes are an integral part of the financial statements.

                                   QUALMARK CORPORATION
                                  STATEMENT OF OPERATIONS
                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             For the three       For the three
                                              months ended        months ended
                                             March 31, 1997      March 31, 1996
                                             --------------      --------------

Net revenue                                          $1,861                $973
Cost of revenue                                       1,160                 579
                                                     ------               -----
    Gross profit                                        701                 394

Selling, general and administrative expenses            711                 488
Research and development expenses                        54                  54
                                                     ------               -----
    Loss from operations                                (64)               (148)

Other income (expense):
    Interest expense                                      0                 (74)
    Interest income                                      25                   0
    Other income                                          0                   3
                                                     ------               -----
Net loss                                               ($39)              ($219)
                                                     ------               -----
                                                     ------               -----


Net loss per share                                   ($0.01)             ($0.12)

Weighted average number of common shares              3,330               1,866


    The accompanying notes are an integral part of the financial statements.


24-Apr-97

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               For the three      For the three
                                                                months ended       months ended
                                                               March 31, 1997     March 31, 1996
                                                               --------------     --------------
Cash Flows From Operating Activities:
Net loss                                                              $   (39)           $ (219)
Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation                                                           93                35
    Patent amortization                                                     4                 5
    Discount accretion                                                      0                42
    Warrant and stock option expense for warrants and options
      issued below fair market value                                        6                 6
Change in assets and liabilities:
    Accounts receivable                                                  (482)             (335)
    Inventories                                                          (123)              (14)
    Other assets                                                           59              (176)
    Accounts payable and accrued expenses                                (368)              303
    Customer deposits and deferred revenue                                  6               318
                                                                      -------            ------
        Net cash used in operating activities                            (844)              (35)
                                                                      -------            ------
                                                                      -------            ------
Cash Flows From Investing Activities:
Acquisition of property and equipment                                    (388)             (139)
Acquisition of patents                                                      0               (17)
Purchase of short term investments                                       (222)                0
Proceeds on sale/redemption of short term investments                   1,101                 0
                                                                      -------            ------
        Net cash provided (used) by investing activities                  491              (156)

Cash Flow From Financing Activities:
Principal payments on capital lease obligations                           (11)              (15)
                                                                      -------            ------
        Net cash used by financing activities                             (11)              (15)
                                                                      -------            ------
Net decrease in cash                                                     (364)             (206)
Cash at beginning of period                                               411               252
                                                                      -------            ------
Cash at end of period                                                 $    47            $   46
                                                                      -------            ------
                                                                      -------            ------
NONCASH FINANCING ACTIVITIES
  Conversion of debt to common stock                                  $     0            $  250
  Acquisition of equipment under capital lease                              0                36
SUPPLEMENTAL DISCLOSURE
  Interest paid                                                       $     2            $   12


      The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the Company), was founded in 1991 and is a manufacturer of physical stress systems. These systems rapidly and efficiently expose product design and manufacturing related failures on its customers products, thereby providing manufacturers the necessary information to improve product quality. The Company also operates a nation wide network of test centers that its customers may use as an alternative, or in addition, to purchasing its systems.


NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 and notes thereto.

The interim financial data as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months are not necessarily indicative of results for the remainder of 1997.

Certain amounts in the prior year's Statement of Operations have been reclassified to conform to the 1997 presentation.


NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                     3/31/97
                                   (unaudited)     12/31/96
                                   -----------     --------
     Raw materials                      $429           $334
     Work in process                     113              9
     Finished goods                      117            193
                                        ----           ----
                                        $659           $536
                                        ----           ----
                                        ----           ----

NOTE 3 - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during each period, including common equivalent shares outstanding. Common equivalent shares consist of stock options and warrants calculated using the treasury stock method, when dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings per Share"

(FAS) 128. FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that has previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the quarters ending March 31, 1997 and 1996, the Company's basic loss per share would have been $0.01 and $.12, respectively.

NOTE 4 - Litigation

On March 22, 1996 Screening Systems, Inc. ("SSI") filed a patent infringement action in the United States District Court for the Central District of California, Southern Division, against the Company, alleging that the Company has infringed U.S. Patent No. 4,181,026. SSI amended its complaint in September 1996 to add claims of infringement of U.S. Patents Nos. 4,181,025 and 4,181,028, and for contributory and inducing infringement. Each of the patents-in-suit is owned by Hughes Electronics Company ("Hughes") and licensed to SSI. Trial of this matter was originally set for March 25, 1997.

In October 1996, The Company filed a motion to dismiss the action on the basis that SSI did not alone have a standing to pursue the action pursuant to the terms of its License Agreement with Hughes. In November 1996, the Court ruled on the Company's motion by ordering that Hughes be joined as an interested party. Because Hughes declined to join the action as plaintiff, SSI joined Hughes as a defendant in its November 22, 1996 second amended complaint.

With limited exception, the parties completed discovery on January 10, 1997. On February 3, 1997, the Company filed motions for summary judgement of non-infringement on each of the three patents in suit. SSI filed a motion for summary judgment with respect to U.S. patent No. 4,181,028 and other motions addressing the Company's defenses. On February 6, 1997, Judge Mclaughlin vacated all pending dates, including the March 25, 1997 trial date, and referred the motions for summary judgment to Magistrate Judge Elgin Edwards for determination.

Magistrate Judge Edwards set a hearing known as a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit before ruling on any motions for summary judgment of non-infringement. The Markman hearing began on April 14, 1997 and is expected to be concluded in the second quarter of 1997. After the Markman hearing, the Company will evaluate the outcome of the hearing and may renew its motions for summary judgment of non-infringement on each of the patents-in-suit. The Court has not set a new trial and no trial date is expected to be set until after the Court has conducted the Markman hearing and ruled on any subsequent summary judgment motions.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The statements contained in this report which are not historical in nature are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to the risk of an unfavorable outcome in the SSI litigation, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.


Results of Operations

Revenue

Net revenue increased $888,000 or 91% for the three months ended March 31, 1997, as compared with the three months ended March 31, 1996, from $973,000 to $1,861,000.

System sales increased from $690,000 to $1,357,000 or 97% as unit shipments increased from six to eleven systems. Test center revenue increased from $282,000 to $505,000, or 79%. The Company operated seven test centers during the period versus four during the same period in 1996. The Company's seventh test center was opened in Huntington Beach, California on March 1, 1997.

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

Gross Margin

The gross margin for the three months ended March 31, 1997 was 37.7%. This compares to a gross margin of 40.5% for the three months ended March 31, 1996. The decrease in the gross margin for the three months ended March 31, 1997 is partly due to the addition of the Huntington Beach, California test center. The opening of new test centers has tended to put pressure on the Company's gross margin during the first six to nine months after each opening until a local customer base is established and the test center achieves expected profitability. In the three months ended March 31, 1997, there were three test centers less than nine months old: Farmington Hills, Michigan, Morrisville, North Carolina and Huntington Beach, California.

Operating Expense

General and administrative expenses increased from $331,000 to $382,000 for the three months ended March 31, 1997 compared to the same three month period in 1996. The increase reflects additional costs for the test center administration, royalty payments and the costs of being a public entity.

Sales and marketing expenses increased $172,000 from $157,000 for the three months ended March 31, 1996 to $329,000 for the three months ended March 31, 1997. This increase is primarily due to increases in department headcount and associated expenses over the same three month period in 1996.

R & D costs remained steady at $54,000 for each of the comparable periods.

Interest expense in the prior year's three month period ending March 31, 1996 was $74,000. That amount consisted of $42,000 of discount accretion expense (non-cash) for warrants issued with notes to shareholders and others. Following the closing of the Company's initial public offering on April 11, 1996, all
notes and short term debt were retired.   Interest income for the three months
ended March 31, 1997 was $25,000, earned primarily from short term investments.

Liquidity and Capital Resources

During the first three months of 1997 the Company's operations used $844,000 of cash in operating activities, invested $388,000 for equipment, received 879,000 in net proceeds from short term investments and paid $11,000 in lease payments. Together, these activities resulted in a cash decrease of approximately $364,000 to a quarter ending balance of $47,000. The Company also has short term investments of $1,032,000. Together, cash and short term investments total $1,079,000.

The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.

                            PART II OTHER INFORMATION

Item 1    Legal Proceedings

     See Note 4 to Financial Statements.



Item 6    Exhibits and Reports on Form 8-K.


     (a)  Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended March 31,
          1997 - none.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QualMark Corporation



Date: April 25, 1997                   By: /s/ W. PRESTON WILSON
      --------------                       -----------------------------------
                                           W. Preston Wilson
                                           President, Chief Executive Officer


Date: April 25, 1997                       /s/ VERNON W. SETTLE
      --------------                       -----------------------------------
                                           Vernon W. Settle
                                           VP, Finance & Administration
                                           Principal Accounting Officer

                                INDEX TO EXHIBITS

     Exhibit
     Number    Description
     -------   -----------

      4.1      Form of the Certificate for Shares of Common
               Stock.(1)

      4.6 Form of Warrant issued to holders of 10% secured promissory notes.(1)

     10.1      QualMark Corporation 1993 Incentive Stock Plan.(1)

     10.2      QualMark Corporation 1996 Incentive Stock Plan.(1)

     10.3      Agreement dated March 31, 1993 by and between
               QualMark Corporation and W. Preston Wilson.(1)

     10.4      Agreement dated August 15, 1994 by and between
               QualMark Corporation and J. Wayne Farlow.(1)

     10.5      Agreement dated September 30, 1995 by and between
               QualMark Corporation and Gregg K. Hobbs.(1)

     10.8 Addendum to Agreement dated December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

(1)Similarly denoted as an exhibit to registration statement 333-1454-D and incorporated herein by reference.