Form 10QSB
period 1997-06-30
QUALMARK CORP
filed 1997-08-01
CIK 1006691

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 1997
                              -------------------------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from _____________________ to _____________________

Commission file number 0-28484
                       --------------------------------------------------------
                            QualMark Corporation
-------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                          specified in its charter)

           Colorado                                      84-1232688
-------------------------------                -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

  1329 West 121st Avenue, Denver, CO                           80234
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number)  (303) 254-8800
                            ---------------------------------------------------
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at July 24, 1997 is
-------------------------------------------------------------------------------
3,385,484.
-------------------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 QUALMARK CORPORATION
                                    BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                JUNE 30, 1997
                                                  (UNAUDITED)  DEC. 31, 1996
                                                -------------  -------------
                    ASSETS
Cash and equivalents                                $   417       $   411
Short term investments                                  201         1,911
Trade accounts receivable, net of allowance for
 doubtful accounts of $21 at June 30, 1997
 and December 31, 1996                                2,075         1,246
Inventories                                             496           536
Other current assets                                    130           120
                                                    -------       -------
  Total current assets                                3,319         4,224

Property and equipment, net                           1,401         1,073
Patents, net of accumulated amortization of $261
 and $254, respectively                                  22            28
Other assets                                             90           116
                                                    -------       -------
Total assets                                        $ 4,832       $ 5,441
                                                    =======       =======

             LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable                                    $   745       $   699
Customer deposits and deferred revenue                   53            47
Accrued expenses                                        456           984
Current portion of capital lease obligations             22            31
                                                    -------       -------
  Total current liabilities                           1,276         1,761

Noncurrent portion of capital lease obligations           9            18

Shareholders' Equity:
Common stock; no par value; 15,000,000
 shares authorized; 3,379,984 shares and 3,330,484
 shares issued and outstanding at June 30, 1997 and
 December 31, 1996, respectively                      6,248         6,131

Accumulated deficit                                  (2,701)       (2,469)
                                                    -------       -------
  Total shareholders' equity                          3,547         3,662
                                                    -------       -------
Total liabilities and shareholders' equity          $ 4,832       $ 5,441
                                                    =======       =======

   The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                               STATEMENT OF CASH FLOWS
                          (UNAUDITED, AMOUNTS IN THOUSANDS)

                                               For the six    For the six
                                               months ended   months ended
                                               June 30, 1997  June 30, 1996
                                               -------------  -------------
Cash Flows From Operating Activities:
Net loss                                          $  (232)      $  (298)
Adjustments to reconcile net loss to net cash
 from operating Activities:
  Depreciation                                        190            80
  Patent amortization                                   7            11
  Discount accretion                                    0            42
Change in assets and liabilities:
  Accounts receivable                                (829)         (246)
  Inventories                                          40          (280)
  Other assets                                         16           (79)
  Accounts payable and accrued expenses              (483)           39
  Customer deposits and deferred revenue                7          (140)
                                                  -------       -------
    Net cash used in operating activities          (1,284)         (871)

Cash Flows From Investing Activities:
Acquisition of property and equipment                (519)         (244)
Acquisition of patents                                  0           (17)
Purchase of short term investments                   (238)            0
Proceeds on sale/redemption of short term
 investments                                        1,949             0
                                                  -------       -------
  Net cash provided (used) by investing activities  1,192          (261)

Cash Flow From Financing Activities:
Repayments from borrowing                               0          (701)
Proceeds from issuance of common stock                117         4,553

Principal payments on capital lease obligations       (19)          (21)
                                                  -------       -------
  Net cash from financing activities                   98         3,831
                                                  -------       -------
Net increase in cash                                    6         2,699
Cash at beginning of period                           411           251
                                                  -------       -------
Cash at end of period                             $   417       $ 2,950
                                                  =======       =======
NONCASH FINANCING ACTIVITIES
  Conversion of debt to common stock              $     0       $   250
  Acquisition of equipment under capital lease          0            43
SUPPLEMENTAL DISCLOSURE
  Interest paid                                   $     5       $    43

   The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                               STATEMENT OF OPERATIONS
               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            For the three  For the three    For the six    For the six
                                             months ended   months ended   months ended   months ended
                                            June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                            -------------  -------------  -------------  -------------
Net revenue                                     $2,412         $1,318         $4,274         $2,291
Cost of revenue                                  1,367            793          2,528          1,392
                                                ------         ------         ------         ------
  Gross profit                                   1,045            525          1,746            899
Selling, general and administrative expenses     1,183            576          1,894          1,045
Research and development expenses                   51             47            105            101
                                                ------         ------         ------         ------
  Loss from operations                            (189)           (98)          (253)          (247)

Other income (expense):
  Interest                                           2             19             27            (51)
  Other                                             (6)             0             (6)             0
                                                ------         ------         ------         ------
Net income (loss)                               $ (193)        $  (79)        $ (232)        $ (298)
                                                ======         ======         ======         ======

Net loss per share                              $(0.06)        $(0.03)        $(0.07)        $(0.12)

Weighted average number of common shares         3,349          3,132          3,340          2,506

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

The interim financial data as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the six months are not necessarily indicative of results for the remainder of 1997.

NOTE 2 - Inventories

Inventories consist of the following (amounts in thousands):

                                     6/30/97
                                   (unaudited)      12/31/96
                                   -------------------------
    Raw materials                      $344           $334
    Work in process                       8              9
    Finished goods                      144            193
                                       ----           ----
                                       $496           $536
                                       ====           ====

NOTE 3 - Net Loss Per Share

Net loss per share is computed using the weighted average number of Common shares outstanding during each period, including common equivalent shares outstanding. Common equivalent shares consist of stock options and warrants calculated using the treasury stock method, when dilutive.

In February 1997, the Financial Standards Board issued Statement of Accounting Standards No. 128, "Earnings per share" (FAS) 128. FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that has previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three months ended June 30, 1997 and 1996, the Company's basic loss per share would have been $(.06) and $(.03), respectively. Likewise, if the provisions of FAS 128 were adopted for the six months ended June 30, 1997 and 1996, the Company's basic loss per share would have been $(.07) and $(.12), respectively.

NOTE 4 - Litigation

    On March 22, 1996, Screening Systems, Inc. ("SSI"), filed a patent infringement action in the United States District Court for the Central District of California, Southern Division, against the Company, alleging that the Company has infringed U.S. Patent No. 4,181,026. SSI amended its complaint in September to add claims for infringement of U.S. Patent Nos. 4,181,026 and 4,181,028, and for contributory and inducing infringement. Each of the patents-in-suit is owned by Hughes Electronics Company ("Hughes") and licensed to SSI. Trial of this matter was originally set for March 25, 1997.

In October 1996, the Company filed a motion to dismiss the action on the basis that SSI did not alone have standing to pursue the action pursuant to the terms of its license agreement with Hughes. In November 1996, the court ruled on the Company's motion by ordering that Hughes be joined as an interested party. Because Hughes declined to join the action as a plaintiff, SSI joined Hughes as a defendant in its November 22, 1996 Second Amended Complaint.

With limited exception, the parties completed discovery on January 10, 1997. On February 3, 1997 the Company filed motions for summary judgement of non-infringement on each of the three patents in suit, SSI filed a motion for summary judgement with respect to U.S. patent No. 4,181,028 and other motions addressing the Company's defenses. On February 6, 1997, Judge McLaughlin vacated all pending dates, including the March 25, 1997 trial date, and referred the motions for summary judgement to Magistrate Judge Elgin Edwards for determination.

Magistrate Judge Edwards set a hearing known as a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit before ruling on any motions for summary judgement of non-infringement. The hearings were originally scheduled for March 25, 1997 but were postponed to April 10, 1997 and completed on May 20, 1997. After receiving final arguments from the parties, the Judge will issue an interpretation of the meaning and scope of the claims of the patents-in-suit. Based on those interpretations, the Company expects to refile its motions for summary judgement of non-infringement. The Court has not set a new trial date and the Company understands that no trial date will be set until after ruling on any summary judgment motions.

The Company is convinced that the legal action by the plaintiff is without merit and will continue to vigorously defend itself in these matters.

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

Results of Operations

Revenue

    Net revenue in the three months ended June 30, 1997 increased $1,094,146 (83.0%) as compared with the three months ended June 30, 1996, from $1,318,148 to $2,412,294. Net revenue also increased $1,982,962 (86.6%) in the six month period ended June 30, 1997 as compared with the six months ended June 30, 1996, from $2,290,691 to $4,273,653.

    System sales revenue increased $816,753 (88.6%) in the three month period ended June 30, 1997, from $921,371 to $1,738,124 as compared to the same three month period in 1996. For the six month period ended June 30, 1997, system revenue increased $1,483,248 (92.0%) over the same six month period in 1996 from $1,611,569 to $3,094,817. Unit shipments increased from six to thirteen in the comparable three month periods ended June 30, 1997 and 1996 and from twelve to twenty four systems in the comparable six month periods ended June 30, 1997 and 1996.

   Test center revenue for the three months ended June 30, 1997 increased $277,393 (69.9%) from $396,777 to $674,170 over the three months ended June 30,
1996. For the six months ended June 30, 1997, test center revenue increased $499,713 (73.6%) from $679,122 to $1,178,835 over the same period in 1996. The
Company operated eight test centers containing ten systems during the three month period ended June 30, 1997 compared to four test centers containing five systems during the same period in 1996.

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

    For the three and six month periods ended June 30, 1997, no single customer accounted for more than 10% of revenue in the respective periods.

Gross Margin

    The gross margin in the three months ended June 30, 1997 was 43.3% compared to a 39.8% gross margin for the same period in 1996. For the six months ended June 30, 1997, the gross margin was 40.9% compared to a gross margin of 39.2% in the same six month period in 1996. The increase in gross margin is directly attributable to the increase in revenue from systems and test centers. As a significant portion of costs are fixed, the increased revenue enabled the Company to better cover its manufacturing overhead and the cost of opening and operating its regionally located test centers.

Operating Expense

    General and administrative expenses increased from $394,639 to $777,202 for the three months ended June 30, 1997 compared to the same three month period in 1996. For the six months ended June 30, 1997 general & administrative cost increased from $706,074 to $1,159,023 over the same six month period in 1996. The increase reflects added costs for opening test centers, test center administration and legal costs incurred from the Company's involvement in a litigation matter.

    Sales and Marketing expenses increased $224,335 from $181,600 for the three months ended June 30, 1996 to $405,935 for the three months ended June 30, 1997. For the six months ended June 30, 1997, the increase was $396,354, from $338,693 to $735,047 when compared to the same six month period on 1996. These increases were primarily due to increases in department headcount and sales and marketing efforts in expanding the sales force over the comparable periods in 1996.

Liquidity and Capital Resources

    During the first six months of 1997, the Company's operations used $1,284,000 of cash in operating activities, invested $519,000 for equipment and paid $19,000 in lease payments. The Company also purchased $238,000 in short term investments and redeemed short term investments of $1,949,000. A former employee exercised options to purchase 49,500 shares of common stock for $106,000. Together, these activities resulted in a cash increase of approximately $6,000 to a quarter ending balance of $417,000.

    In May 1996, the Company entered into a line of credit arrangement with a bank. The credit line provides for draws up to $750,000; bears interest at prime plus 1.5%, and is secured by substantially all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Through June 30, 1997 the Company has not drawn any amounts under the line of credit.

    The Company expects to meet long term liquidity requirements through existing cash balances and utilization of its credit line until cash flows from operations are sufficient to sustain the Company. The Company's ability to generate positive cash flows is dependent on the continued growth of its systems and test center business and the satisfactory resolution of its litigation matter.

                         PART II OTHER INFORMATION

Item 1   Legal Proceedings

    See Note 4 to Financial Statements.

Item 4   Submission of Matters to a Vote of Security Holders

    The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 8, 1997:

    (a) The following members were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders:

    Nominee                     For         Withheld
    -------                  ---------      --------
    W. Preston Wilson        2,561,274      592,305
    Charles A. French        2,560,074      593,505
    H. Robert Gill           2,561,274      592,305
    Philip A. Gordon         2,561,274      592,305
    William B. Phillips      2,560,074      593,505

    (b) The QualMark Corporation 1996 Stock Option Plan was amended to increase the number of common stock reserved for issuance thereunder from 165,000 to 415,000, by a vote of 1,647,663 in favor, 731,035 against and 5,440 abstentions.

    (c) Price Waterhouse LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 1997 by a vote of 3,150,479 in favor, 800 against and 2,300 abstentions.

Item 6   Exhibits and Reports on Form 8-K.

    (a)  Exhibits - See Index to Exhibits.

    (b)  Reports on Form 8-K during the six months ended June 30, 1997 - none.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QualMark Corporation



Date: August 1, 1997                   By: /s/ W. PRESTON WILSON
      --------------                      -----------------------------------
                                          W. Preston Wilson
                                          President, Chief Executive Officer


Date: August 1, 1997                      /s/ VERNON W. SETTLE
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

10.2        QualMark Corporation 1996 Incentive Stock Plan.(1)

10.3 Agreement dated March 31, 1993 by and between QualMark Corporation and W. Preston Wilson.(1)

10.4 Agreement dated August 15, 1994 by and between QualMark Corporation and J. Wayne Farlow.(1)

10.5        Agreement dated September 30, 1995 by and between
            QualMark Corporation and Gregg K. Hobbs.(1)

10.8 Addendum to Agreement dated December 21, 1995 by and between the Company and Gregg K. Hobbs (1)

27          Financial Data Schedule

(1) Similarly denoted as an exhibit to registration statement 333-1454-D and incorporation herein by reference.