Form 10QSB
period 1997-09-30
QUALMARK CORP
filed 1997-10-24
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                              -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                          to
                              -------------------------     -------------------

Commission file number   0-28484
                       --------------------------------------------------------

                              QualMark Corporation
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Colorado                                     84-1232688
----------------------------------------          -----------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   1329 West 121st Avenue, Denver, CO                          80234
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number)        (303) 254-8800
                              -------------------------------------------------

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [ X] Yes  [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at October 21, 1997 is
------------------------------------------------------------------------
3,387,134.
----------

     Transitional Small Business Disclosure Format (check one): [ ] Yes [ X] No

                    Part I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)


                                                SEPT. 30, 1997
                                                  (UNAUDITED)    DEC. 31, 1996
                                                --------------   -------------
                    ASSETS

   Cash and equivalents                                  $544            $411
   Short term investments                                 200           1,911
   Trade accounts receivable, net of
      allowance for doubtful accounts of $21
      at Sept. 30, 1997 and December 31, 1996           2,576           1,246
   Inventories                                            360             536
   Other current assets                                    79             120
                                                -------------    ------------
      Total current assets                              3,760           4,224

   Property and equipment, net                          1,323           1,073
   Patents, net of accumulated amortization
      of $266 and $254, respectively                       16              28
   Other assets                                           177             116
                                                -------------    ------------

   Total assets                                        $5,277          $5,441
                                                -------------    ------------
                                                -------------    ------------

      LIABILITIES & SHAREHOLDERS' EQUITY

   Accounts payable                                      $796            $699
   Customer deposits and deferred revenue                  55              47
   Accrued expenses                                       529             984
   Current portion of capital lease obligations            17              31
                                                -------------    ------------
      Total current liabilities                         1,397           1,761

   Noncurrent portion of capital lease
      obligations                                           7              18
   Notes Payable                                          200               0
                                                -------------    ------------
      Total long term liabilities                         207              18

   Shareholders' Equity:
   Common stock; no par value; 15,000,000
      shares authorized;   3,385,484 shares
      and 3,330,484 shares issued and
      outstanding at Sept. 30, 1997 and
      December 31, 1996, respectively                   6,265           6,131

   Accumulated deficit                                 (2,592)         (2,469)
                                                -------------    ------------
      Total shareholders' equity                        3,673           3,662
                                                -------------    ------------

   Total liabilities and shareholders' equity          $5,277          $5,441
                                                -------------    ------------
                                                -------------    ------------


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                  For the three       For the three        For the nine        For the nine
                                                   months ended        months ended        months ended        months ended
                                                  Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                  --------------      --------------      --------------      --------------

Net revenue                                             $2,892              $1,531              $7,166              $3,822
Cost of revenue                                          1,643                 796               4,171               2,188
                                                  ------------        ------------        ------------        ------------
    Gross profit                                         1,249                 734               2,995               1,634

Selling, general and administrative expenses             1,080                 690               2,974               1,735
Research and development expenses                           55                  27                 160                 128
                                                  ------------        ------------        ------------        ------------
    Income (loss) from operations                          114                  17                (139)               (229)

Other income (expense):
    Interest                                                (3)                 29                  24                  16
    Other                                                   (2)                  0                  (8)                (39)
                                                  ------------        ------------        ------------        ------------

Net income (loss)                                         $109                 $46               ($123)              ($252)
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------



Net income(loss) per share                               $0.03               $0.01              ($0.04)             ($0.09)

Weighted average number of common shares                 3,699               3,586               3,355               2,764



    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                   For the nine   For the nine
                                                   months ended   months ended
                                                  Sept. 30, 1997 Sept. 30, 1996
                                                  -------------- --------------
Cash Flows From Operating Activities:
Net loss                                                  ($123)        ($252)
Adjustments to reconcile net loss to net
 cash from operating activities:
    Depreciation                                            298           118
    Patent amortization                                      12            16
    Discount accretion                                        0            42
Change in assets and liabilities:
    Accounts receivable                                  (1,330)         (442)
    Inventories                                             176          (294)
    Other assets                                            (19)         (107)
    Accounts payable and accrued expenses                  (358)          384
    Customer deposits and deferred revenue                    8          (130)
                                                  -------------  ------------
       Net cash used in operating activities             (1,336)         (666)

Cash Flows From Investing Activities:
Acquisition of property and equipment                      (550)         (741)
Acquisition of patents                                        0           (17)
Purchase of short term investments                         (200)            0
Proceeds on sale/redemption of short term
 investments                                              1,911             0
                                                  -------------  ------------
    Net cash provided(used) by investing
     activities                                           1,161          (758)

Cash Flow From Financing Activities:
Proceeds from borrowing                                     200             0
Repayments of borrowings - others                             0          (701)
Proceeds from issuance of common stock                      134         4,536
Principal payments on capital lease obligations             (26)          (38)
                                                  -------------  ------------
    Net cash from financing activities                      308         3,797
                                                  -------------  ------------

Net increase in cash                                        133         2,373
Cash at beginning of period                                 411           251
                                                  -------------  ------------
Cash at end of period                                      $544        $2,624
                                                  -------------  ------------
                                                  -------------  ------------

NONCASH FINANCING ACTIVITIES
    Conversion of debt to common stock                       $0          $250
    Acquisition of equipment under capital lease              0            43
SUPPLEMENTAL DISCLOSURE
    Interest paid                                            $6           $43

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

The interim financial data as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the nine months are not necessarily indicative of results for the remainder of 1997.


NOTE 2 - Inventories

Inventories consist of the following (amounts in thousands):

                                     9/30/97
                                   (unaudited)      12/31/96
                                   --------------------------
     Raw materials                      $360           $334
     Work in process                       0              9
     Finished goods                        0            193
                                   ---------        -------
                                        $360           $536
                                   ---------        -------
                                   ---------        -------



NOTE 3 - Net Income (Loss) Per Share


Net income (loss) per share is computed using the weighted average number of Common shares outstanding during each period, including common equivalent shares outstanding. Common equivalent shares consist of stock options and warrants calculated using the treasury stock method, when dilutive.

In February 1997, the Financial Standards Board issued Statement of Accounting Standards No. 128, "Earnings per share" (FAS) 128. FAS 128 changes the computation, presentation and disclosure requirements of earnings(loss) per share that has previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996, the Company's basic income(loss) per share would not have been materially different than those presented.


NOTE 4 - Litigation

     On March 22, 1996, Screening Systems, Inc. ("SSI"), filed a patent infringement action in the United States District Court for the Central District of California, Southern Division, against the Company, alleging that the Company has infringed U.S. Patent No. 4,181,026. SSI amended its complaint in September to add claims for infringement of U.S. Patent Nos. 4,181,026 and 4,181,028, and for contributory and inducing infringement. Each of the patents-in-suit is owned by Hughes Electronics Company("Hughes") and licensed to SSI. Trial of this matter was originally set for March 25, 1997.

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


Results of Operations

Revenue

     Net revenue in the three months ended September 30, 1997 increased $1,361,793 (89.0%) as compared with the three months ended September 30, 1996,
from $1,530,520 to $2,892,313.   Net revenue in the nine month period ended
September 30, 1997 increased $3,344,155 (87.5%) as compared with the nine months ended September 30, 1996, from $3,821,811 to $7,165,965.

     System sales revenue in the three month period ended September 30, 1997 increased $1,153,617 (116.5%) from $989,947 to $2,143,564 as compared to the same three month period in 1996. For the nine month period ended September 30, 1997, system revenue increased $2,636,865 (101.4%) over the same nine month period in 1996, from $2,601,516 to $5,238,381. Unit shipments increased from nine to seventeen in the comparable three month periods ended September 30, 1997 and 1996 and from 21 to 41 systems in the comparable nine month periods ended September 30, 1997 and 1996.

   Test center revenue for the three months ended September 30, 1997 increased $208,176 (38.5%) from $540,573 to $748,749 over the three months ended September 30, 1996. For the nine months ended September 30, 1997, test center revenue increased $707,290 (58.0%)
from $1,220,295 to $1,927,585 over the same period in 1996. The Company operated eight test centers containing ten systems during the three month period ended September 30, 1997 compared to six test centers containing seven systems during the same period in 1996.

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

     For the three and nine month periods ended September 30, 1997, no single customer accounted for more than 10% of revenue in the respective periods.

Gross Margin

     The gross margin in the three months ended September 30, 1997 was 43.2% compared to a 48.0% gross margin for the same period in 1996. For the nine months ended September 1997, the gross margin was 41.8% compared to a gross margin of 42.7% in the same nine month period in 1996. The decrease in gross margin is partially attributable to an increased charge to royalty expense under an agreement the Company has with its founder. Under that agreement, if revenues exceed certain levels, an increase in the percentage of total sales is paid as a royalty to the founder. Recognizing that revenue is likely to reach a level where an increase in royalty expense will occur, during the third quarter the Company took an additional charge of $71,659 on total year-to-date revenue.


Operating Expense

     General and administrative expenses increased from $445,974 to $620,779 for the three months ended September 30, 1997 compared to the same three month period in 1996. For the nine months ended September 30, 1997, general & administrative cost increased from $1,152,049 to $1,779,802 over the same nine month period in 1996. The increase reflects added costs for opening test centers, test center administration and legal costs incurred from the Company's involvement in a litigation matter.

     Sales and Marketing expenses increased $214,715 from $244,477 for the three months ended September 30, 1996 to $459,192 for the three months ended September 30, 1997. For the nine months ended September 30, 1997, the increase was $611,070, from $583,170 to $1,194,240 when compared to the same nine month period on 1996. These increases were primarily due to increases in department headcount and sales and marketing efforts in expanding the sales force over the comparable periods in 1996.

Liquidity and Capital Resources

     During the first nine months of 1997, the Company's operations used $1,336,000 of cash in operating activities, invested $550,000 for equipment, paid $25,814 in lease payments and borrowed $200,000 from its bank. The Company also purchased $200,000 in short term investments and redeemed short term investments of $1,911,000. Former employees exercised options to purchase 55,000 shares of common stock for a total change in common stock of $134,000. Together, these activities resulted in a cash increase of approximately $133,000 to a quarter ending balance of $544,000.

          In September 1997 the Company renegotiated its line of credit arrangement with its bank. The credit line provides for draws up to $1,500,000; bears interest at prime plus 1.5%, and is secured by substantially all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. On the effective date of the agreement, September 18, 1997, and according to its terms, the Company borrowed $200,000 secured by certain fixed assets. This portion of the credit line bears interest at prime plus 1.75% and is to be repaid in equal monthly payments over a three year term.

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

                           PART II  OTHER INFORMATION


Item 1    Legal Proceedings

     See Note 4 to Financial Statements.


Item 6    Exhibits and Reports on Form 8-K.

     (a)       Exhibits - See Index to Exhibits.

     (b)       Reports on Form 8-K during the nine months ended
               September 30, 1997 - none.










                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation



Date: October 24, 1997             By: /s/ W. PRESTON WILSON
                                      ------------------------------------
                                      W. Preston Wilson
                                      President, Chief Executive Officer


Date: October 24, 1997                 /s/ VERNON W. SETTLE
                                      ------------------------------------
                                      VERNON W. SETTLE
                                      VP, Finance & Administration
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


Exhibit
Number    Description
------    -----------


 4.1      Form of Certificate for shares of Common stock.(1)

 4.6      Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1      QualMark Corporation 1993 Incentive Stock Plan.(1)

10.2      QualMark Corporation 1996 Incentive Stock Plan.

10.3      Agreement dated March 31, 1993 by and between QualMark Corporation and
          W. Preston Wilson.(1)

10.4      Agreement dated August 15, 1994 by and between QualMark
          Corporation and J. Wayne Farlow.(1)

10.5 Agreement dated September 30, 1995 by and between QualMark Corporation and Gregg K. Hobbs.(1)

10.8 Addendum to Agreement dated December 21, 1995 by and between the Company and Gregg K. Hobbs (1)

10.11 Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and Silicon Valley Bank, as amended by Amendent to Loan and Security Agreement dated August 18, 1997.

27.1      Financial Data Schedule

(1) Similarly denoted as an exhibit to registration statement 333-1454-D and incorporation herein by reference.