Form 10KSB
period 1997-12-31
QUALMARK CORP
filed 1998-03-31
CIK 1006691

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
          For the fiscal year ended:  December 31, 1997

[] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
          For the transition period from _______________ to __________________

          Commission file number:  0-28484

                             QUALMARK CORPORATION
                (Name of small business issuer in its charter)


         COLORADO                                         84-1232688
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)

               1329 121ST WEST AVENUE, DENVER, COLORADO  80234
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
Yes   X     No
     ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $10,638,607

     The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of December 31, 1997 was $17,897,156.

     The number of shares outstanding of the issuer's Common Stock as of December 31, 1997 was 3,387,134.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in
Part III of this report.

     Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                                   ---    ---

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

  QualMark Corporation ("QualMark" or "the Company") designs, manufactures, and markets proprietary systems that rapidly and efficiently expose product design and manufacturing-related defects for the purpose of improving product quality and reliability. The Company's high performance physical stress systems support significant improvements in the process of Design Verification Testing ("DVT") and Environmental Stress Screening ("ESS"). DVT is the process by which electronic product manufacturers ensure their products perform within the previously determined operating ranges (commonly known as "specifications").
ESS is the testing process used by these same manufacturers to expose production-related defects.

  The Company's systems allow manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company's systems are used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, blood glucose monitors, flight navigation systems, cellular telephones, airbag sensors and consumer electronics products.

  The Company evolved from a business manufacturing and marketing its proprietary OVS (Omni-axial Vibration System) equipment to a full service organization offering HALT (Highly Accelerated Life Test) and HASS (Highly Accelerated Stress Screen) test services as well. The Company operates a network of test centers, known as Accelerated Reliability Test Centers ("ARTC"), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using QualMark's OVS physical stress systems performed either in the ARTC test centers or at the customer's site.

  QualMark currently has eight test centers located in Denver, Colorado, Huntington Beach, California, Santa Clara, California, Marlborough (Boston), Massachusetts, New Brighton (Minneapolis-Saint Paul), Minnesota, Farmington Hills, Michigan, Morrisville, North Carolina and Winter Park, Florida. In 1998, the Company expects to add additional OVS capacity to existing test centers and offer additional accelerated test services. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

  The Company was organized in July 1991 as a Colorado limited liability company and was later incorporated in Colorado in March 1992. The Company completed its initial public offering in April 1996.

PRODUCTS AND SERVICES

  THE OVS COMBINED STRESS SYSTEM

The Company's OVS Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the OmniAxial Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses.

  THE OMNIAXIAL VIBRATION ASSEMBLY

The OmniAxial Vibration Assembly is a true multi-axis vibration system comprised of a table and vibrators and is the heart of the Company's technology. The vibration table moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for DVT and ESS is from 2Hz to 2,000 Hz, the Company's system creates vibrational forces between 2Hz and 10,000 Hz. This provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates virtually any vibration that could occur naturally during product use. This is important in testing and screening applications to expose most flaws, whether it is design or process related, before the product is placed into service.

  The OmniAxial Vibration Assembly consists of two major components:

  VIBRATION TABLE

  The patented vibration table is constructed out of solid aluminum that contains cored-out voids to enhance uniform distribution of vibration energy across the table. The unique properties of this table allow the Company to produce it in a number of different dimensions, from a 2.25 square foot table size to a 16 square foot table size. As market demand dictates, the Company will continue to explore opportunities to extend the present product line to include vibration tables of different dimensions. The Company uses an outside source to produce its vibration tables; however, the Company is not dependent on a single source of supply and controls all design and documentation.

  AUTOSMEAR VIBRATORS

  Attached to the bottom surface of the table are a set of pneumatic, piston driven actuators (vibrators) that contain certain patented properties, which help to maximize random motion of the vibration table. These actuators, known as "AutoSmear" Vibrators, are mounted to the bottom of the vibration table are oriented in different directions to promote random motion of the table. Compressed air is routed to the AutoSmear Vibrator housings, forcing the pistons to impact the top surface of each AutoSmear Vibrator, translating the energy to the vibration table. The unique design of the AutoSmear Vibrator piston and housing allow for a variation in the amount of energy produced by each AutoSmear.

  THE ULTRARATE THERMAL CHAMBER ASSEMBLY

The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 60DEG. Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patented and patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel.

In spite of rapid temperature change and complex vibration spectra, the UltraRate Thermal Chamber is extremely quiet, allowing it to be used in standard lab and manufacturing environments without the necessity of building costly special stress screening rooms.

THE OVS COMBINED STRESS SYSTEM PRODUCT LINE

The Company's OVS Combined Stress Systems for HALT and HASS are presently available in four sizes. The number after the "OVS" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an OVS-1.5 contains a one and one half foot by one and one half foot table, an OVS-2.5 contains a two and a half foot by two and a half foot table, and so on. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The OVS-3 and OVS-4 systems have a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

  OVS-1.5:

  The OVS-1.5 is a small, bench top version of the OVS product line. The OVS-1.5 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger OVS systems, including PC controller, the OVS-1.5 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area. The OVS-1.5 can generate random vibration forces in excess of 90 Grms (2Hz-10,000 Hz) on the 18"x18" vibration table and up to 60DEG. Centigrade per minute change on the product under test within the 18"x17"x13" (ID) thermal chamber. The domestic price of the OVS-1.5 is approximately $70,000.

  OVS-2.5:

  The OVS-2.5 is the most popular system in the OVS product line. A mid-size system, the PC-controlled OVS-2.5 is available in two configurations: a standard version that is equipped with four large vibrators mounted to the vibration table, and a high performance version that comes equipped with eight large vibrators, for heavier product applications. The OVS-2.5 standard vibration system can generate 50 Grms (the high performance system generates greater force than the standard version with heavy loads) from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 60DEG. Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.) The domestic price for a standard OVS-2.5 is approximately $130,000, and the high performance version for heavy load applications is approximately $139,000.

  OVS-3:

  The OVS-3 is commonly used for production screening (HASS) applications, or for HALT on system-level products (such as work stations and other large computers). The PC- controlled OVS-3 contains a 36"x36" vibration table equipped with nine large vibrators that generate at least 60 Grms random vibration force (2Hz-10,000 Hz). The thermal chamber is 43"x42"x54" (ID) (table in lower position) and can produce temperature changes on the product under test of up to 60DEG. Centigrade per minute. The OVS-3 sells for approximately $150,000 (domestic).

 OVS-4:

  The OVS-4 is the largest system in the OVS product line. By far, the most common application for the OVS-4 is for large volume production screening
  (HASS) on computers, monitors, communications systems, etc.  The
  PC-controlled OVS-4 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 60DEG. Centigrade per minute on the product under test. The OVS-4 standard vibration system is equipped with eight large vibrators that produce up to 50 Grms random vibration force, while the high performance version is equipped with sixteen large
  vibrators for heavy load applications.   The standard OVS-4 sells for
  approximately $183,000 (domestic); the high performance version for heavy load applications is approximately $192,000 (domestic).

  A two year limited warranty is included with each OVS system. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

ACCELERATED RELIABILITY TEST CENTERS

The Company has a network of ARTC test centers throughout the United States, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with the high performance version of the Company's mid-range system, the OVS-2.5, at least one applications engineer and ancillary testing equipment. Offering these services significantly differentiates the Company from the competition.

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

In addition to its Boston, Denver and Santa Clara test centers, during 1996 the Company opened test centers in New Brighton (Minneapolis-Saint Paul), Minnesota, Farmington Hills (Detroit), Michigan, and Morrisville (Raleigh), North Carolina. In 1997 the Company opened its seventh and eighth test centers in Huntington Beach, California and Winter Park Florida. Also, the Company established its first test center presence outside the U.S. via a strategic alliance with TUV Product Service Ltd. near London (U.K.)

The Company may open additional test centers principally in metropolitan areas with a heavy concentration of potential client companies and in which the Company has a factory sales representative responsible for the target metro area. Management believes demand for its test services will continue to grow, allowing for controlled expansion into additional metro areas. Finally, the Company may expand its international presence via strategic alliance arrangements with other test lab organizations.

Based on client demand, the Company offers on-site applications support services, principally through its ARTC network, to its clients as well as competitors' customers. Specifically, the Company advises customers how to apply HALT and HASS techniques to their products. The Company also incorporates applications support services into equipment quotations.

MARKETING

The Company increased its market exposure in 1997 by conducting a number of "open houses" at each of its nationwide ARTC's. Prospects for these open houses are usually found in various electronic manufacturers databases. In-house sales personnel use these tools to identify and invite key engineering and reliability decision makers to come find out how they can dramatically increase their product reliability. Attendees are qualified to determine which companies are high probability prospects to use the ARTC and/or to begin in-house accelerated testing. Through the open houses, the Company identifies many new customers for its products and services, while rapidly expanding the market acceptance of HALT and HASS as premier accelerated testing techniques.

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

3)   The Company intends to attend approximately twelve trade shows in 1998.

4) Management intends to have its marketing staff continue to effectively orchestrate activities in the areas of public relations, advertising, trade show attendance, point of sale materials development and telemarketing.

5) The Company may make additions to its existing telemarketing staff in Denver.

SALES STRATEGY

The Company's sales strategy combines telemarketing with regional vice presidents who are primarily responsible for OVS system sales and regional account executives who are responsible for ARTC service sales. At year end, 1997, the Company had three regional vice presidents and nine regional account executives. In addition, the Company uses independent sales/service agents in the United Kingdom, Israel and South Korea. During the next 12 months, the Company intends to add to its international sales/service agent network and may add additional regional account representatives in the United States.

The regional vice presidents, each of whom have multiple ARTC facilities within their geographic areas of responsibility, direct the efforts of the regional account executives in selling ARTC services. When customers express interest to the regional account executive in buying an OVS system rather than using an ARTC, the regional vice president assumes responsibility for the customer to close the OVS sale.

Telemarketing resources are located at corporate headquarters to provide follow-up phone calls on local mailings, advertisement inquiries and other leads that are generated within each sales region. Telemarketing also handles geographical areas not covered by regional offices, international areas and any corporate campaigns that are developed by the Vice President, Corporate Sales and Marketing. The telemarketing staff also encourage prospective customers to attend local ARTC open houses and to follow up on leads from geographical areas around the world that have no Company representation.

CUSTOMERS

The Company's systems are used by manufacturers in a wide variety of industries. As of December 31, 1997, the Company had sold 184 systems to 99 different customers, in the following industries: Telecommunications and Computer, 40; Defense and Aerospace, 17; Medical Electronics, 12 Other, 30. The QualMark customer list includes major corporations such as Allied Signal, AT&T, Cessna, Dupont, Cummins Engine, Hewlett-Packard, Honeywell, Hughes, Intel, Lucent Technologies, Johnson & Johnson, Medtronic, Motorola, National Semiconductor, Magnavox, Nortel (formerly Northern Telecom), Sequent Computers, Tektronix,
3-COM, United Technologies, U.S. Robotics, and Varian.   During 1997, there were
no customers that comprised 10% or more of the Company's revenue.

The following table sets forth some of the major industries and a number of products that have undergone HALT or HASS testing protocol using the Company's systems as part of the manufacturer's testing procedures.

AEROSPACE AND DEFENSE        COMPUTER RELATED PRODUCTS    OTHER
aviation electronics         circuit boards               automotive circuitry
display switches             disk drives                  electronic oil and gas
flight navigation systems    modems                       flow meters
marine navigation systems    monitors                     global positioning
                             power supplies               systems
                             printers
                             tape backup drives

TELECOMMUNICATIONS           MEDICAL ELECTRONICS
automated teller machines    electronic thermometers
air conditioning             glucose monitors
electronics                  infusion pumps
cordless telephones          IV pumps
fax machines                 laboratory centrifuges
                             medical imaging systems
                             patient monitors

RESEARCH AND PRODUCT DEVELOPMENT

Research and development expenditures for the fiscal years ending December 31, 1997 and 1996 were $236,000 and $182,000, respectively. It is the intent of the Company in 1998 to devote considerable effort to the development of the specifications for its next generation PC-controller and expects its research and development expenditures to increase to over $850,000. In 1997, the Company refined the OVS product line by discontinuing the OVS-1 and OVS-2 and adding the OVS-1.5. However, the OVS-1 may be reintroduced in an abbreviated version to accommodate that part of the market that desires a lower cost version of the OVS combined stress technology.

Of great benefit to the Company is that its technology is extremely flexible in regard to the physical size of its OVS systems; consequently, product line extension opportunities normally do not require sizable expenditures on product development.

The Company intends to continue taking advantage of design refinement opportunities specific to its OVS combined stress technology. The Company currently holds six domestic and one foreign patent, and has four domestic and one foreign patent applications in process. The Company is optimistic that the flexibility and scalability of its fundamental OVS combined stress technology will allow the Company to add to its product line as new opportunities develop.

Through its association with the University of Maryland's CALCE EPRC (Computer Aided Life Cycle Enhancement, Electronic Packaging Research Center) research program, the Company has aligned itself with one of the premier electronic packaging research centers in the world. As a CALCE EPRC affiliate, the Company has ongoing access to leading-edge technology development in the areas of highly accelerated test methods and virtual verification. As the demand and viability of these new test methods and technologies are verified, the Company intends to add them to its ARTC service offering.

The association with the University of Maryland allows the Company to better manage its investment in research and development, while enjoying the benefit of having an OVS system on site at CALCE EPRC for visiting prospective client representatives to observe its operation.

INTELLECTUAL PROPERTY

The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued six United States patents (the "Patents") which protect certain features of the OmniAxial Vibration Assembly of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven, actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30, 1996, and U.S. Patent No. 5,675,098 on October 7, 1997, for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The remaining duration of each of the Patents is between thirteen and fifteen years.

The Company has four United States patent applications and one foreign patent application pending relating to its OVS Combined Stress Systems. The Company plans to make additional patent applications as appropriate.

There are six foreign patents issued for certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The countries in which these patents have been issued are France, Germany, Italy, Luxembourg, Sweden, and the United Kingdom.

The Patents provide barriers to competition in the equipment sales portion of its business. The loss of some or all of the protection of the Patents would make it easier for other companies to enter the Company's market and compete against the Company by eroding the Company's ability to differentiate itself on the basis of technical superiority.

In addition to the Patents, the Company tries to protect its proprietary technology and know-how through established security practices and confidentiality agreements with each of its employees, consultants, suppliers, and technical advisors. There can be no assurance, however, that these agreements or procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

While the Company believes the protection afforded by the Patents is strong, there can be no assurance that other companies will not be able to design and build competing vibration tables in a manner that does not infringe the Patents. On March 22, 1996, Screening Systems, Inc. filed a patent infringement action against the Company alleging that the Company infringed U.S. Patent No. 4,181,026. See "Item 3. Litigation."

The Company has the following registered marks with the United States Patent and Trademark Office: QUALMARK, ACCELERATE THE FUTURE, ACCELERATED RELIABILITY TEST CENTER, ARTC, and AUTOSMEAR. The Company has one U.S. certification mark application and one foreign mark application pending relating to the Company name and service. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate.

COMPETITION

  EQUIPMENT

There are many companies that could be considered competitors of QualMark. These companies provide either electrodynamic shaker tables or temperature/humidity chambers. Companies will occasionally team to provide a shaker table within a separate temperature/humidity chamber. However, the Company believes that Screening Systems, Inc. (Laguna Hills, CA) is its only major direct equipment competitor that offers a six-axis vibration table integrated into a thermal chamber which can be used for HALT/HASS applications. On March 22, 1996, Screening Systems, Inc. filed a patent infringement suit against the Company in federal district court in Santa Ana, CA. See "Business -- Litigation," and see "Risk Factors - Patent Litigation."

Hanse Environmental, Inc. (Allegan, MI) is a relatively new company that began assembly and sales in 1993 of combined stress systems essentially equivalent to the Company's technology. The president of Hanse Environmental is a former employee of the Company.

Several traditional ESS equipment manufacturing companies, such as Thermotron and Weiss, enjoy annual revenues in excess of $50 million dollars, according to the Thomas Register, which is an industrial products directory. These firms manufacture thermal chambers and singe/multiple axes vibration systems that support traditional screening methods.

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

  ARTC AND APPLICATIONS SUPPORT SERVICES

As emerging test methods, HALT and HASS acceptance in industry is at the introduction stage. The Company is unaware of any national commercial testing laboratory network similar to ARTC offering HALT/HASS services using the Company's or Screening Systems Inc. equipment or on-site applications support
services.   However, the Company assumes that Screening Systems, Inc. has provided at least three independent environmental test labs with SSI equipment. The terms of these arrangements are not known by the Company. Since several hundred commercial testing laboratories exist in the U.S., the Company anticipates that new competitors will aggressively enter this market.

MANUFACTURING

QualMark's assembly of the OVS systems evolved from a "job shop" approach into a manufacturing line approach. Drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). Company products are organized around three major elements that include vibration systems, chamber systems and control systems.

To ensure that all subassemblies meet specifications when received, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. It is the Company's intent to further develop local suppliers, with back-ups as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company is not dependent on any one or a few major suppliers for any of the key parts or components of its systems.

While the Company maintains a small inventory of OVS-2.5 systems in finished goods, the Company primarily uses a "make-to-order" approach in assembling the OVS-1.5, OVS-3, OVS-4 and special order systems. Because of increased sales volume, the Company is producing certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

The Company is in the process of implementing Material Requirements Planning to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

The Company offers a limited, two year parts and labor warranty on all new OVS systems. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, the Company rarely sends its technicians into the field for warranty repairs. Nearly all problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail.

GOVERNMENT REGULATION

To its knowledge, the Company complies with all international, federal, state, and local regulations governing the conduct of its business and the costs of such compliance are minimal.

EMPLOYEES

As of December 31, 1997, the Company had 58 employees, all of which are full-time. Thirty eight of the company's employees are employed at its principal offices and headquarters in Denver, Colorado, four are employed at its facilities in Santa Clara, CA, three in Huntington Beach, CA , two in New Brighton, MN, three in Farmington Hills, MI, four in Marlborough, MA, two in Morrisville, NC and two in Winter Park, FL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company operates out of leased facilities located at 1329 and 1343 West 121st Avenue, Denver, Colorado. The three-year lease for the properties located at 1329 and 1343 West 121st Avenue expires on May 31, 2000. The leased properties consists of approximately 18,093 square feet. The lease calls for monthly payments over the term of the lease of $14,007. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

   The suburban Boston ARTC facility is located at 41 Brigham Street, Unit 11, Marlborough, Massachusetts. The five-year lease expires June 31, 1999. The leased property consists of approximately 2,250 square feet. The lease calls for average monthly payments over the term of the lease of $1,734. In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

   The Silicon Valley ARTC facility is located at 2225 Martin Avenue, Suite K, Santa Clara, California. The three-year lease expires on February 28, 2001. The leased property consists of approximately 4,660 square feet. The lease calls for average monthly payments of $7,222. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

   The suburban Minneapolis ARTC facility is located at Rush Lake Business Park, 1775 Old Highway 8, Suite 110, New Brighton, Minnesota. The five-year lease expires in February 2001. The leased property consists of 2,783 square feet. The lease calls for average monthly payments of $1,913. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

   The North Carolina ARTC facility is located at 215 Southport Drive, Suite
300, Morrisville, North Carolina.   The five-year  lease expires in July 2001.
The leased property consists of approximately 4,692 square feet .  The lease
calls for average monthly payments of $3,175.   In addition, The Company is
responsible for certain expenses, including property taxes, insurance and
maintenance.   The Company's  regional ARTC service business is conducted at this facility.

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

   The southern California ARTC facility is located at 15661 Producer Lane, Unit H, Huntington Beach, California. The five-year lease expires in December 2002. The leased property consists of 3,420 square feet. The lease calls for average monthly payments of $2,154. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

   The suburban Orlando facility is located at Crossroads Business Center, Suite 212 931 Semoran Boulevard, Winter Park, Florida. The five year lease expires April 30, 2002. The lease calls for average monthly payments of $2,969. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

   The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed.

ITEM 3.  LEGAL PROCEEDINGS.

   On March 22, 1996, the Company was served with a summons and complaint from Screening Systems, Inc. ("SSI"), a competitor. The complaint, as amended, alleges that the Company's vibration system infringes three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and seeks injunctive relief, monetary damages and costs of litigation. Because Hughes would not voluntarily join the action as a plaintiff, SSI has named Hughes as a defendant in the action.

   The Company has been aware of the patents in question since the Company commenced its operations and, with advice from patent counsel, designed its vibration system, components of which are also patented, so as to not infringe
the patents.   The Company's vibration system has been used continuously in its products since 1991. On two prior occasions, Hughes put the Company on notice that the Company's vibration system might infringe its patents, although no litigation was commenced. On both occasions, the Company concluded, after consultation with patent counsel, that infringement did not exist and has seen nothing since to change that conclusion.

   Discovery in the action has been completed; however, the trial date has been vacated. In April 1997, the court conducted a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit. In October 1997, the court issued its Order re Construction of Patent Claims.
Based on that Order, in November 1997, the Company moved for summary judgment of non-infringement with respect to each of the patents in issue. SSI has moved for summary judgment of infringement with respect to one of the patents in issue and filed a summary judgment motion on several of the Company's defenses. The court has not yet ruled on any of these motions and has not yet set a trial date.

   In response to the current litigation, the Company consulted with its current legal and patent counsel, who agreed with prior patent counsels' opinions that the Company's vibration system does not infringe the SSI patents. Consequently, management intends to vigorously defend this litigation. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and of the loss of management time needed to deal with the suit. At December 31, 1997, the Company has accrued an estimate provided by its legal counsel as to the costs related to cover the legal fees associated with defending this suit

   The Company believes that the legal action by the plaintiff is without merit and will continue to vigorously defend itself in these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 1997.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The common stock of the Company has been traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market since the Company's initial public offering in April 1996. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by NASDAQ during fiscal years 1997 and 1996:

                     Fiscal Year Ended December 31, 1997

                              High Close           Low Close
First Fiscal Quarter            $3.500               $2.750
Second Fiscal Quarter            5.000                3.000
Third Fiscal Quarter             5.250                3.625
Fourth Fiscal Quarter            6.500                4.625


                     Fiscal Year Ended December 31, 1996

                              High Close           Low Close
First Fiscal Quarter             n/a                   n/a
Second Fiscal Quarter           $5.875               $4.125
Third Fiscal Quarter             4.125                2.875
Fourth Fiscal Quarter            4.25                 3.00


   The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

   At December 31, 1997 the Company had approximately 860 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                Fiscal Year Ended

                                          December 31, 1997   December 31, 1996
Statement of Operations Data:
Net Sales...............................        100.0%             100.0%
Cost of Revenue.........................         57.9               56.3
                                          -------------------------------------
Gross Profit............................         42.1               43.7
Selling, general and administrative
expenses................................         48.5               64.8
Research and development
expenses................................          2.2                3.2
                                          -------------------------------------
Loss from...............................         (8.6)             (24.3)
operations..............................
Other income (expense)..................           .1                 .0
                                          -------------------------------------
Net loss................................         (8.5)%            (24.3)%
                                          -------------------------------------
                                          -------------------------------------

RESULTS OF OPERATIONS

   The Company's annual and quarterly operating results could be subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUE

   Net revenue in the year ended December 31, 1997 increased $4,945,000 (86.8%) as compared with the year ended December 31, 1996.

   System revenue increased $3,709,000 (93.3%) in 1997 from $3,974,000 to
$7,682,000 as compared to 1996. Unit shipments increased from 32 to 58 for 1996 and 1997, respectively. The Company experienced a greater concentration of larger, more expensive systems in 1997 compared to 1996, which was a significant factor in system revenue growth of 93.3% on systems unit sales growth of 81.3% over such period.

   Test center revenue for 1997 increased $1,236,000 (71.8%) from $1,720,000 to $2,956,000 over 1996. At December 31, 1997 the Company operated eight test centers containing ten systems compared to six test centers containing eight systems at December 31, 1996.

GROSS MARGIN

   The gross margin in 1997 was 42.1% compared to 43.7% for 1996. The decrease in gross margin is mostly attributable to increased royalty expenses under an agreement the Company has with its founder. Under that agreement, if revenues exceed certain levels, an increased percentage of total sales is paid as a royalty to the founder. During 1997, revenues exceeded certain of those levels and resulted in increased royalty expense. Royalty expense in 1997 was $324,000
versus $114,000 in 1996.   The agreement expires at the end of 1999.  Other
decreases in gross margin were due to the costs of opening and operating the newer test centers.

OPERATING EXPENSE

   General and administrative expenses increased in 1997 to $3,450,000 from $2,684,000 in 1996. The increase reflects added costs for test center administration and legal costs incurred from the Company's involvement in a patent litigation matter. The Company incurred $1,608,000 in legal fees in 1997 compared to $1,280,000 in 1996. The 1997 expense and a portion of the 1996 legal expense was due to the litigation with Screening Systems, Inc. ("SSI"). The balance of the legal fees in 1996 were due to fees associated with litigation with Hanse Environmental, Inc. That case was settled to the Company's satisfaction on August 19, 1996.

   Sales and Marketing expenses increased $696,000, from $1,008,000 in 1996 to $1,704,000 in 1997. This increase was primarily due to increases in the number of sales and marketing personnel and increased sales and marketing efforts over the comparable period in 1996.

   Research and development costs increased from $182,000 in 1996, to $236,000 in 1997. This increase is due to increased efforts and headcount in the Company's research and development department. It is the intent of the Company in 1998 to devote considerable effort to the development of the specifications for its next generation PC-controller and expects its research and development expenditures to increase to over $850,000.

   Net interest income in 1997 was $22,000 compared with a net interest income of $45,000 in 1996. The decrease in interest income was due to a decrease in interest-earning cash and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

   During 1997, the Company's operations used $1,365,000 of cash in operating activities, invested $846,000 for equipment and patents, paid $33,000 in lease payments, and borrowed $200,000 from its bank. The Company also redeemed short term investments of $2,111,000. Former employees also exercised options to purchase 55,000 shares of common stock for a total change in common stock of
$116,000.   Together, these activities resulted in a cash increase of $48,000 to
a balance of $459,000 at December 31, 1997.   These numbers compare to 1996,
when the Company completed its initial public offering that resulted in net
proceeds (after expenses) of $4,505,000.   From these amounts, the company
retired $701,000 in debt.   Also during 1996 the Company used $850,000 in
operating activities, invested $862,000 in for equipment and patents and paid $51,000 in lease payments. Together, these 1996 operating activities resulted in a cash increase of $159,000 to a balance of $411,000 at December 31, 1996. The Company also had short-term investments of $2,322,000 at December 31, 1996.

   In September 1997, the Company renegotiated its line of credit arrangement with its bank. The credit line provides for draws up to $1,300,000; bears interest at prime plus 1.5%, and is secured by substantially all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. In addition, on the effective date of the agreement, September 18, 1997, and according to its terms, the Company borrowed $200,000 secured by certain fixed assets. This loan bears interest at prime plus 1.75% and is to be repaid in equal monthly payments over a three year term.

   The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and its line of credit. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.

YEAR 2000 ISSUE

   Many currently installed computer systems and software products in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

   The company has extensively tested its proprietary software and believes that it has successfully addressed this issue in its proprietary software, upon which its business operations are significantly dependent. In addition, other third party software used internally is Year 2000 compliant. The Company will continue to monitor its third party software vendors for compliance. Based upon the above facts, the Company believes that costs related to the Year 2000 issue will be minimal.

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

ITEM 7.  FINANCIAL STATEMENTS.

   Index to Financial Statements and Schedules:

                                                    Page Number
                                                    -----------
 Report of Independent Public Accountants               F-1
 Balance Sheet                                          F-2
 Statement of Operations                                F-3
 Statement of Shareholders' Equity                      F-4
 Statement of Cash Flows                                F-5
 Notes to Financial Statements                          F-6

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1997 - None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 27, 1998                      QUALMARK CORPORATION


                                           By:  /s/ W. PRESTON WILSON
                                              ---------------------------------
                                                W. Preston Wilson, President and
                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature             Title                                     Date
----------             -----                                     ----

 /s/ W. Preston Wilson    President, Chief Executive Officer     March 27, 1998
------------------------  and Director
 W. Preston Wilson

 /s/ Vernon W. Settle     Vice President Administration and      March 27, 1998
------------------------  Principal Accounting Officer
 Vernon W. Settle

 /s/ H. Robert Gill       Director                               March 27, 1998
------------------------
 H. Robert Gill

 /s/ Philip A. Gordon     Director                               March 27, 1998
------------------------
 Philip A. Gordon

 /s/ Charles A. French    Director                               March 27, 1998
------------------------
 Charles A. French

 /s/ William B. Phillips  Director                               March 27, 1998
------------------------
 William B. Phillips

 /s/ William J. Sanko     Director                               March 27, 1998
------------------------
 William J. Sanko

                               INDEX TO EXHIBITS

 Exhibit                                                              Sequential
 Number   Description                                                  Page No.
--------  -----------                                                 ----------
 3.1      Amended and Restated Articles of Incorporation of the
          Company. (1)
 3.2      Amended and Restated Bylaws of the Company. (1)
 4.1      Form of Certificate for Shares of Common Stock. (1)
 4.6 Form of Warrant issued to holders of 10% secured promissory notes. (1)
 10.1     QualMark Corporation 1993 Incentive Stock Option Plan. (1)
 10.2     QualMark Corporation 1996 Stock Option Plan. (1)
 10.3 Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson. (1)
 10.4 Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow. (1)
 10.5 Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs. (1)
 10.8 Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)
 10.11 Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated
          August 18, 1997. (2)
 23.1     Consent of Price Waterhouse, LLP
 27.1     Financial Data  Schedule

---------------------

(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of QualMark Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of QualMark Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
February 6, 1998

QUALMARK CORPORATION

BALANCE SHEET
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

                                                                DECEMBER 31,
                                                             1997        1996
ASSETS
Current assets:
   Cash and cash equivalents                                $   459     $   411
   Short-term investments                                                 1,911
   Trade accounts receivable, net of allowance
    for doubtful accounts of $21and $21, respectively         3,100       1,246
   Inventories                                                  608         536
   Other current assets                                          52         120
                                                            -------     -------
        Total current assets                                  4,219       4,224
Property and equipment, net                                   1,428       1,073
Patents, net of accumulated amortization of
 $271 and $256, respectively                                     13          28
Other assets                                                     38         116
                                                            -------     -------
                                                            $ 5,698     $ 5,441
                                                            -------     -------
                                                            -------     -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   646     $   380
   Customer deposits and deferred revenue                        59          47
   Accrued expenses                                           1,893       1,303
   Current portion of long-term debt                             62
   Current portion of capital lease obligations                  11          31
                                                            -------     -------
        Total current liabilities                             2,671       1,761
Noncurrent portion of long-term debt                            122
Noncurrent portion of capital lease obligations                   5          18
                                                            -------     -------
        Total liabilities                                     2,798       1,779
                                                            -------     -------
Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
   Convertible preferred stock; no par value;
     2,000,000 shares authorized; 490,929 designated as
     Series A, none outstanding; 99,619 designated as
     Series B, none outstanding
   Common stock; no par value; 15,000,000                       -           -
     shares authorized; 3,387,134 and 3,330,484 shares
     issued and outstanding, respectively                     6,270       6,131
   Accumulated deficit                                       (3,370)     (2,469)
                                                            -------     -------
        Total shareholders' equity                            2,900       3,662
                                                            -------     -------
                                                            $ 5,698     $ 5,441
                                                            -------     -------
                                                            -------     -------

                    The accompanying notes are an integral
                      part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                DECEMBER 31,
                                                             1997        1996


Revenues                                                    $10,639     $ 5,694
Cost of revenues                                              6,164       3,203
                                                            -------     -------

        Gross profit                                          4,475       2,491

Selling, general and administrative expenses                  5,390       3,874
                                                            -------     -------

        Loss from operations                                   (915)     (1,383)

Other income (expense):
   Interest expense                                             (15)        (49)
   Interest income                                               37          93
   Other income (expense), net                                   (8)        (42)
                                                            -------     -------

Net loss                                                    $  (901)    $(1,381)
                                                            -------     -------
                                                            -------     -------

Basic and diluted loss per share                            $ (0.27)    $ (0.47)
                                                            -------     -------
                                                            -------     -------

Weighted average number of common shares                      3,363       2,927
                                                            -------     -------
                                                            -------     -------

                   The accompanying notes are an integral
                     part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                        PREFERRED STOCK     COMMON STOCK    ACCUMULATED
                                        SHARES   AMOUNT    SHARES  AMOUNT     DEFICIT    TOTAL

Balance December 31, 1995                 332   $ 1,100      934   $  253     $(1,088)   $   265

Conversion of note payable
 to common stock                                             117      250                    250

Conversion of outstanding convertible
 preferred stock to common stock         (332)   (1,100)     498    1,100                      -

Exchange of warrants for common stock                        296                               -

Amortization of deferred
 compensation related to issuance
 of warrants and options                                               23                     23

Initial public offering of
 common stock, net of issuance costs                       1,485    4,505                  4,505

Net loss                                                                     (1,381)      (1,381)
                                         ----   -------    -----   ------   -------      -------

Balance December 31, 1996                   -         -    3,330    6,131    (2,469)     3,662
                                         ----   -------    -----   ------   -------    -------


Exercise of options for common stock                          55      116                  116

Exercise of warrants for common stock                          2                             -

Amortization of deferred
 compensation related to issuance of
 warrants and options                                                  23                   23

Net loss                                                                       (901)      (901)
                                         ----   -------    -----   ------   -------    -------

Balance December 31, 1997                   -   $     -    3,387   $6,270   $(3,370)   $ 2,900
                                         ----   -------    -----   ------   -------    -------
                                         ----   -------    -----   ------   -------    -------


                   The accompanying notes are an integral
                     part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         YEAR ENDED DECEMBER 31,
                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (901)     $(1,381)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Gain on sale of equipment                                  (35)
   Depreciation and amortization                              483          306
   Change in assets and liabilities:
   Increase in accounts receivable                         (1,854)        (357)
   Increase in inventories                                    (72)        (255)
   Decrease (increase) in other assets and patents            146         (176)
   Increase in accounts payable and accrued expenses          856        1,126
   Increase (decrease) in customer deposits and
    deferred revenue                                           12         (113)
                                                          -------      -------

        Net cash used in operating activities              (1,365)        (850)
                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                        (846)        (862)
Proceeds on sale of property and equipment                     81           29
Purchase of short-term investments                           (200)      (5,355)
Proceeds from sale/redemption of short-term investments     2,111        3,444
                                                          -------      -------

        Net cash provided by (used in) investing
         activities                                         1,146       (2,744)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings - other                              200
Repayments of borrowings - shareholders                                   (293)
Repayments of borrowings - other                              (16)        (408)
Proceeds from issuance of common stock                        116        4,505
Principal payments on capital lease obligations               (33)         (51)
                                                          -------      -------

        Net cash provided by financing activities             267        3,753
                                                          -------      -------

Net increase in cash and cash equivalents                      48          159
Cash and cash equivalents at beginning of year                411          252
                                                          -------      -------

Cash and cash equivalents at end of year                  $   459      $   411
                                                          -------      -------
                                                          -------      -------

NONCASH FINANCING ACTIVITIES
Conversion of note payable to common stock                             $   250
Conversion of preferred stock to common stock                            1,100
Acquisition of equipment under capital lease                                48

SUPPLEMENTAL DISCLOSURE
Interest paid                                             $    14      $    69
                                                          -------      -------
                                                          -------      -------

                   The accompanying notes are an integral
                     part of these financial statements.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION
     QualMark Corporation (the "Company") was incorporated on March 11, 1992 in the State of Colorado. Its principal business activity is the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The Company's sole manufacturing facility is located in Denver, Colorado. The Company also operates service centers where vibration and thermal chambers are available to customers for daily rental which are located at the Company's Denver, Colorado facility, in Marlborough, Massachusetts, Santa Clara, California, Huntington Beach, California, Minneapolis, Minnesota, Detroit, Michigan, Orlando, Florida and Raleigh, North Carolina.

     MAJOR CUSTOMERS AND CREDIT RISK
     The Company's customers are generally concentrated in the electronics manufacturing industry. A single customer accounted for 14% of the Company's total revenues during 1996.

     REVENUE RECOGNITION
     Revenues are recognized upon the shipment of product or the performance of services. Prepayments and progress billings are deferred until shipment occurs or services are rendered.

     ACCRUED LEGAL EXPENSE
     Legal fees relating to litigation in which the Company is a defendant are accrued when the liability is probable and the amount is reasonably estimable.

     INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements and equipment under capital leases is provided over the shorter of the assets useful lives or the lives of the leases and is included in depreciation expense.

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

     SHORT-TERM INVESTMENTS
     All short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. The Company currently invests in only US Treasury and agency securities. No such investments were outstanding at December 31, 1997.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     ADVERTISING EXPENSE
     The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising and marketing expense for 1997 and 1996 was $148,000 and $68,000, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards ("SFAS") No. 128 - The Company adopted SFAS No. 128, "Earnings Per Share" in 1997. SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

     Due to the Company's loss from continuing operations in 1997 and 1996, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 617,293 and 487,785 shares were not included in the computation of earnings per share assuming dilution at December 31, 1997 and 1996, respectively, because including the options would result in an antidilutive effect on earnings per share.

     SFAS No. 130 - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Currently, the Company does not have any items that are required to be recognized as components of comprehensive income.

     SFAS No. 131 - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFS No. 131 revises the current requirements for reporting business segments by redefining such segments as the way management disaggregates the business for purposes of making operating decisions and allocating internal resources. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and the Company will adopt SFAS No. 131 in fiscal 1998.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            1997          1996
       Raw materials                                        $457          $334
       Work in process                                       121             9
       Finished goods                                         30           193
                                                            ----          ----
                                                            $608          $536
                                                            ----          ----
                                                            ----          ----

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            1997         1996
     Machinery and equipment                               $1,679       $1,116
     Furniture and fixtures                                   165          115
     Leasehold improvements                                   400          232
     Less: Accumulated depreciation and amortization         (816)        (390)
                                                           ------       ------
                                                           $1,428       $1,073
                                                           ------       ------
                                                           ------       ------

     The Company leases certain office and service center equipment under capital leases. Property and equipment above includes the following amounts for leases that have been capitalized (in thousands):

                                                               DECEMBER 31,
                                                            1997         1996
       Machinery and equipment                             $   76       $  145
       Less: Accumulated amortization                         (38)         (55)
                                                           ------       ------
                                                           $   38       $   90
                                                           ------       ------
                                                           ------       ------

4.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            1997         1996
       Accrued warranty                                    $  190       $   90
       Accrued legal expense                                1,152          919
       Accrued employee related                               359          212
       Other                                                  192           82
                                                           ------       ------
                                                           $1,893       $1,303
                                                           ------       ------
                                                           ------       ------

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INDEBTEDNESS

     In May 1996, the Company entered into a line of credit arrangement with a bank. The credit line, as amended August 1997, provides for draws up to $1,300,000, bears interest at prime plus 1.5%, matures August 2000 and is secured by substantially all the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Through December 31, 1997, the Company had not drawn any amounts under the line of credit.

     During September 1997, the Company borrowed $200,000 from a bank to purchase equipment. Interest on the loan accrues at a rate equal to the prime rate plus 1.75%, which was 10.25% at December 31, 1997. The loan is secured by substantially all equipment of the Company and is payable in equal installments over three years. The following represents future amounts payable (in thousands) at December 31, 1997:

       Year ended December 31,
                1998                                            $   62
                1999                                                69
                2000                                                53
                                                                ------
                                                                $  184
                                                                ------
                                                                ------

6.   LEASE COMMITMENTS

     The Company leases equipment, office space, and operating facilities under capital and operating lease arrangements. Future minimum lease payments consist of the following at December 31, 1997 (in thousands):

                                     CAPITAL    OPERATING
                                     LEASES       LEASES        TOTAL
       Year ended December 31,
                1998                 $   13       $  390        $  403
                1999                      3          366           369
                2000                      2          271           273
                2001                                 144           144
                2002                                  13            13
                                     ------       ------        ------
                                         18       $1,184        $1,202
                                                  ------        ------
                                                  ------        ------
     Less:  Interest                     (2)
                                     ------
     Current portion                     16
                                        (11)
                                     ------
     Long-term portion               $    5
                                     ------
                                     ------

     Rent expense for the years ended December 31, 1997 and 1996 was $389,000 and $229,000, respectively. The Company sublet some of the office space under a cancelable agreement in 1997. Sublease income for the year ended December 31, 1997 was $13,000.

7.   INCOME TAXES

     As of December 31, 1997 and 1996, the Company has a net operating loss ("NOL") carryforward of approximately $1,820,000 and $1,602,000, respectively, which is available to offset future taxable income, of which approximately $1,000,000 as of December 31, 1997 is subject to annual usage
     limitations of approximately $250,000.   These carryforwards expire between
     2008 and 2012. If certain substantial changes in the Company's ownership should occur, there would be additional annual limitations on the utilization of these carryforwards.

     Deferred tax assets and liabilities represent the future impact of temporary differences between the financial

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     statement and tax bases of the Company's assets and liabilities and are as follows (in thousands):

                                                        DECEMBER 31,
                                                  1997                1996
   Deferred tax liabilities:
       Depreciation and amortization            $     -             $    (30)
                                                --------            ---------
   Gross deferred tax liabilities                     -                  (30)
                                                --------            ---------
   Deferred tax assets:
       NOL carryforwards                             718                 633
       Accrued liabilities                           402                 251
       Accrued warranty payable                       76                  36
       Depreciation and amortization                  33
       Other                                           8                   8
                                                --------            ---------
   Gross deferred tax assets                       1,237                 928
                                                --------            ---------

   Valuation allowance                            (1,237)               (898)
                                                --------            ---------
   Net deferred tax assets                             -                  30
                                                --------            ---------
   Net deferred tax asset (liability)           $      -            $  -
                                                --------            ---------
                                                --------            ---------

     The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The valuation allowance at December 31, 1997 and 1996 is based on management's conclusion that sufficient positive evidence regarding realization of certain tax carryforward items does not exist.

     A reconciliation of the statutory Federal income tax rate to the income tax provision (benefit) is as follows (in thousands):

                                                   1997               1996
                                             ----------------   ----------------
                                             AMOUNT     %       AMOUNT     %
      Computed "expected" tax                $ (306)  (34.0)%   $ (470)  (34.0)%
      State income taxes, net of Federal
       income tax effect                        (30)   (3.3)       (46)   (3.3)
      Recording of valuation allowance          339    37.6        568    41.1
      Other                                      (3)   (0.3)       (52)   (3.8)
                                             ------   -----     ------   -----
                                             $    -      -  %   $   -       -  %
                                             ------   -----     ------   -----
                                             ------   -----     ------   -----

8.   CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

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

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Concurrent with the effective date of the offering, the Company exchanged all outstanding preferred stock and warrants other than (i) a warrant to purchase 72,000 shares of common stock issued to a principal shareholder as described below; (ii) a warrant to purchase 50,009 shares of common stock in connection with the placement of $500,000 in secured promissory notes as described below; and (iii) the warrant to purchase 132,170 shares of common stock issued to the Company's underwriter, for common stock as follows:

                                     NUMBER OF
                                     PRE-SPLIT        NUMBER OF     NUMBER OF
                                    PRE-EXCHANGE    POST-EXCHANGE   POST-SPLIT
                                   SHARES/WARRANTS  COMMON SHARES  COMMON SHARES
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

     STOCK WARRANTS
     On September 30, 1995, warrants to purchase 72,000 shares of common stock at an exercise price of $2.13 per share were issued to a principal shareholder, in connection with the Company's sale of Hobbs Engineering Corporation to the shareholder (Note 9). The warrants vest and are exercisable in 25% increments on December 31, 1996, 1997, 1998 and 1999. All warrants expire five years from the grant date. Compensation expense relative to these warrants of $62,000 will be charged to expense over the four-year vesting period which began January 1, 1996.

     On December 19, 1995, warrants to purchase 50,009 shares of common stock were issued in connection with the issuance of $500,000 of 10% secured notes. During 1997, 5,001 of these warrants were exercised to 1,650 shares of common stock.

     STOCK OPTIONS
     On March 1, 1993, the Company adopted an incentive stock option plan (the "1993 Plan") which provides employees and officers with an opportunity to purchase an aggregate of 216,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

     Stock option transactions of the 1993 Plan are summarized below:

                                                       WEIGHTED AVERAGE
                                             SHARES     EXERCISE PRICE
     Outstanding at December 31, 1995        216,746        $2.11
     Forfeited                               (57,000)        2.12
                                             -------        -----
     Outstanding at December 31, 1996        159,746         2.10

     Exercised                               (54,750)        2.12
     Forfeited                                (2,250)        2.04
                                             -------        -----

     Outstanding at December 31, 1997        102,746        $2.10
                                             -------        -----
                                             -------        -----

     At December 31, 1997 and 1996, options were exercisable with respect to 64,774 and 93,462 shares,

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     respectively, with exercise prices ranging from $2.00 to $2.13 and a weighted average exercise price of $2.09 and $2.10, respectively.

     During 1997 and 1996, compensation expense of $7,000 was recorded in connection with a November 1995 grant of 31,895 options to three employees of the Company. Unamortized deferred compensation at December 31, 1997 related to these options totals $7,000 and will be charged to expense in 1998, the final year of the vesting period.

     An additional 175,788 nonqualified stock options have been issued to the Company's president outside of the plan described above. At December 31, 1997, nonqualified options to purchase 59,700 shares of common stock at an exercise price of $.67 per share and 116,088 shares at a price of $2.00 per share were exercisable. At December 31, 1996, nonqualified options to purchase 59,700 shares of common stock at an exercise price of $.67 per share and 87,066 shares of common stock at an exercise price of $2.00 per share were exercisable.

     The Company adopted the 1996 Stock Option Plan (the "1996 Plan") in December 1995. Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% (or 110% in the case of a holder of 10% or more of the voting power of all classes of stock of the Company) of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors. Aggregate common shares of 415,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

     Stock option transactions of the 1996 Plan are summarized below:

                                                                    WEIGHTED AVERAGE
                                                            SHARES   EXERCISE PRICE
            Outstanding at December 31, 1995                 -
            Granted                                        180,250        $3.56
            Forfeited                                      (18,000)        3.25
                                                           -------        -----
            Outstanding at December 31, 1996               162,250        $3.59

            Granted                                        236,750         4.67
            Exercised                                         (250)        3.25
            Forfeited                                      (10,750)        3.76
                                                           -------        -----

            Outstanding at December 31, 1997               388,000        $4.25
                                                           -------        -----
                                                           -------        -----

At December 31, 1997, options were exercisable with respect to 35,688 shares, with exercise prices ranging from $3.25 to $4.19 and a weighted average exercise price of $3.56. No options were exercisable at December 31, 1996.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     FAIR VALUE

     Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                       DECEMBER 31,
                                                       1997          1996
      Net loss:
          As reported                                $  (901)       $(1,381)
          Pro forma                                  $(1,001)       $(1,414)

      Basic and diluted loss per share:
          As reported                                $ (0.27)       $ (0.47)
          Pro forma                                  $ (0.30)       $ (0.48)


     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1997 and 1996: dividend yield of zero; expected volatility of 46% and 52%, respectively; risk-free interest rates of 5.80% and 6.19%, respectively; and an expected term of six years. The risk-free interest rate used in the calculation is the yield on the grant date of a U.S. Treasury Strip with a maturity equal to the expected term of the option. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

9.   PROFIT SHARING PLAN

     The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. The Company may make discretionary contributions, as determined by the Board of Directors each year, to employee participants who have more than one year of service. Participants vest in employer contributions at a rate of 20% per year over five years. No employer contributions were made during 1997 or 1996.


10.  RELATED PARTY TRANSACTIONS

     Effective September 30, 1995, the Company sold the assets of Hobbs Engineering Corporation (HEC), excluding any patents or other intellectual property, to Dr. Gregg K. Hobbs, a principal shareholder of the Company.
     In connection with the sale, the Company agreed to make quarterly royalty payments to Dr. Hobbs equal to two percent of the Company's total revenues, increasing to a maximum of three percent if certain revenue levels are achieved, for the period January 1, 1996 through December 31, 1999, in exchange for Dr. Hobbs being available to actively promote the Company's products and services. Royalties in excess of the 2% base royalty are calculated as .5% and 1% of total revenues if the following revenue levels are achieved:

                             ADDITIONAL 0.5% ROYALTY   ADDITIONAL 1.0% ROYALTY
               YEAR            IF REVENUES EXCEED:       IF REVENUES EXCEED:
               1997               $  9,000,000               $10,000,000
               1998                 11,000,000                12,000,000
               1999                 13,000,000                14,000,000


     During 1997 and 1996, royalties of $324,000 and $114,000, respectively, were expensed relating to this agreement.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  LEGAL MATTERS

     On March 22, 1996, the Company was served with a summons and complaint from Screening Systems, Inc. ("SSI"), a competitor. The complaint, as amended, alleges that the Company's vibration system infringes three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and seeks injunctive relief, monetary damages and costs of litigation. Because Hughes would not voluntarily join the action as plaintiff, SSI has named Hughes as a defendant in the action.

     The Company has been aware of the patents in question since the Company commenced its operations and, with advice from patent counsel, designed its vibration system, components of which are also patented, so as to not infringe the patents. The Company's vibration system has been used continuously in its products since 1991. On two prior occasions, Hughes put the Company on notice that the Company's vibration system might infringe its patents, although no litigation was commenced. On both occasions, the Company concluded, after consultation with patent counsel, that infringement did not exist and has seen nothing since to change that conclusion.

     Discovery in the action has been completed; however, the trial date has been vacated. In April 1997, the court conducted a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit. In October 1997, the court issued its Order re Construction of Patent Claims. Based on that Order, in November 1997, the Company moved for summary judgment of non-infringement with respect to each of the patents in issue. SSI has moved for summary judgment of infringement with respect to one of the patents in issue and filed a summary judgment motion on several of the Company's defenses. The court has not yet ruled on any of these motions and has not yet set a trial date.

     In response to the current litigation, the Company consulted with its current legal and patent counsel, who agreed with prior patent counsels' opinions that the Company's vibration system does not infringe the SSI patents. Consequently, management intends to vigorously defend this litigation. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and of the loss of management time needed to deal with the suit. At December 31, 1997, the Company has accrued an estimate of $850,000 provided by its legal counsel as to the remaining costs related to cover the legal fees associated with defending this suit.