Form 10QSB
period 1998-03-31
QUALMARK CORP
filed 1998-05-07
CIK 1006691

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March  31, 1998
                              -----------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                     to
                               --------------------  ------------------------

Commission file number   0-28484
                      -------------------------------------------------------

                                 QualMark Corporation
--------------------------------------------------------------------------------
                      (Exact name of small business issuer as
                             specified in its charter)

          Colorado                                   84-1232688
----------------------------------           -------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

     1329 West 121st Avenue, Denver, CO                          80234
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)        (303) 254-8800
                           -----------------------------------------------------


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

     Check whether the registrant file all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes   [ ] No

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

THE NUMBER OF SHARES OF NO PAR VALUE COMMON STOCK AT APRIL 20, 1998 IS
3,367,201.

     Transitional Small Business Disclosure Format (check one):[ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                    MARCH 31, 1998
                                                      (UNAUDITED)           DEC. 31, 1997
                                                      -----------           -------------
                       ASSETS
Cash                                                    $   406                   $   459
Trade accounts receivable, net of allowance for
  doubtful accounts of $21 at March 31, 1998
  and December 31, 1997                                   3,023                     3,100
Inventories                                                 564                       608
Other current assets                                         50                        52
                                                        -------                   -------
  Total current assets                                    4,043                     4,219

Property and equipment, net                               1,527                     1,428
Patents, net of accumulated amortization of $273
  and $271, respectively                                      9                        13
Other assets                                                 70                        38
                                                        -------                   -------

Total assets                                            $ 5,649                   $ 5,698
                                                        -------                   -------
                                                        -------                   -------

                   LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable                                        $   847                   $   646
Customer deposits and deferred revenue                       94                        59
Accrued expenses                                          1,550                     1,893
Current portion of long term debt                            62                        62
Current portion of capital lease obligations                  7                        11
                                                        -------                   -------
  Total current liabilities                               2,561                     2,671

Noncurrent portion of capital lease obligations               4                         5
Noncurrent portion of long term debt                        105                       122

Shareholders' Equity:
Common stock; no par value; 15,000,000
  shares authorized; 3,397,635 and 3,330,484
  shares issued and outstanding at March 31, 1998
  and December 31, 1997, respectively                     6,312                     6,270

Accumulated deficit                                      (3,334)                   (3,370)
                                                        -------                   -------
  Total shareholders' equity                              2,979                     2,900
                                                        -------                   -------

Total liabilities and shareholders' equity              $ 5,649                   $ 5,698
                                                        -------                   -------
                                                        -------                   -------


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         For the three                For the three
                                                                          months ended                months ended
                                                                         March 31, 1998               March 31, 1997
                                                                         --------------               --------------
    -------

Net revenue                                                                    $ 3,151                      $ 1,861
Cost of revenue                                                                  1,796                        1,160
                                                                               -------                      -------
  Gross profit                                                                   1,355                          701

Selling, general and administrative expenses                                     1,142                          711
Research and development expenses                                                  188                           54
                                                                               -------                      -------
  Income(loss) from operations                                                      25                          (64)

Other income (expense):
  Interest expense                                                                  (1)                           0
  Interest Income                                                                    0                           25
  Other income                                                                      12                            0
                                                                               -------                      -------

Net income(loss)                                                               $    36                          (39)
                                                                               -------                      -------
                                                                               -------                      -------


Basic and diluted income(loss) per share                                       $  0.01                      ($ 0.01)

Weighted average number of common shares - basic                                 3,395                        3,330

Weighted average number of common shares - diluted                               3,867                        3,330



    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                                   For the three      For the three
                                                                                   months ended       months ended
                                                                                  March 31, 1998     March 31, 1997
                                                                                  --------------     --------------
Cash Flows From Operating Activities:
Net income(loss)                                                                         $    36              ($ 39)
Adjustments to reconcile net income(loss) to net cash from operating activities:
    Depreciation                                                                             117                 93
    Patent amortization                                                                        2                  4
    Warrant and stock option expense                                                           6                  6
Change in assets and liabilities:
    Accounts receivable                                                                       77               (482)
    Inventories                                                                               44               (123)
    Other assets                                                                             (30)                59
    Accounts payable and accrued expenses                                                   (141)              (368)
    Customer deposits and deferred revenue                                                    35                  6
                                                                                         -------              -----
      Net cash provided(used) in operating activities                                        146               (844)
                                                                                         -------              -----

Cash Flows From Investing Activities:
Acquisition of property and equipment                                                       (216)              (388)
Purchase of short term investments                                                                             (222)
Proceeds on sale/redemption of short term investments                                                         1,101
                                                                                         -------              -----
   Net cash provided(used) by investing activities                                          (216)               491

Cash Flow From Financing Activities:
Principal payments on long term debt                                                         (16)
Sale of common stock                                                                          37
Principal payments on capital lease obligations                                               (4)               (11)
                                                                                         -------              -----
   Net cash provided(used) by financing activities                                            17                (11)
                                                                                         -------              -----

Net decrease in cash                                                                         (53)              (364)
Cash at beginning of period                                                                  459                411
                                                                                         -------              -----
Cash at end of period                                                                    $   406              $  47
                                                                                         -------              -----
                                                                                         -------              -----

SUPPLEMENTAL DISCLOSURE
   Interest paid                                                                         $     4              $   2


    The accompanying notes are an integral part of the financial statements.

                                QUALMARK CORPORATION
                           NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the Company), was founded in 1991 and is a manufacturer of physical stress systems. These systems rapidly and efficiently expose product design and manufacturing related failures on its customers products, thereby providing manufacturers the necessary information to improve product quality. The Company also operates a network of test centers that its customers may use as an alternative, or in addition, to purchasing its systems.


NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto.

The interim financial data as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months are not necessarily indicative of results for the remainder of 1998.



NOTE 2 - Inventories

Inventories consist of the following (in thousands):


                                     3/31/98
                                   (unaudited)     12/31/97
                                   ------------------------
     Raw materials                      $413           $457
     Work in process                      67            121
     Finished goods                       84             30
                                       -----          -----
                                        $564           $608
                                       -----          -----
                                       -----          -----


NOTE 3 - Earnings(loss) Per Share

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

Due to the Company's loss from continuing operations in 1997, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 393,996 shares were not included in the computation of earnings per share assuming dilution at March 31, 1997 because including the options would result in an antidilutive effect on earnings per share. Options and warrants to purchase 926,961 are included in the computation of earnings per share at March 31, 1998, assuming dilution as the options and warrants would have a dilutive effect on earnings.


NOTE 4 - Litigation

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

Discovery in the action has been completed; however, the trial date has been vacated. In April 1997, the Magistrate Judge conducted a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit. In October 1997, the Magistrate Judge issued its Order re Construction of Patent Claims. Based on that Order, in November 1997, the Company moved for summary judgment of non-infringement with respect to each of the patents in issue. SSI has moved for summary judgment of infringement with respect to one of the patents in issue and filed a summary judgment motion on several of the Company's defenses. The court has not yet ruled on any of these motions and has not yet set a trial date.

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

Revenue

Net revenue increased $1,290,000 or 69.3% for the three months ended March 31, 1998, as compared with the three months ended March 31, 1997, from $1,861,000 to $3,151,000.

System sales increased from $1,357,000 to $2,193,000 or 61.6% as unit shipments increased from eleven to eighteen systems. Test center revenue increased from $505,000 to $958,000, or 89.8%. The Company operated eight test centers during the period versus seven during the same period in 1997.

Gross Margin

The gross margin for the three months ended March 31, 1998 was 43.0%. This compares to a gross margin of 37.7% for the three months ended March 31, 1997. The improvement in the gross margin for the three months ended March 31, 1998 is mostly due to increased capacity utilization in the test centers. The test center costs are relatively fixed with only minimal variable cost impact as
sales increase.   Thus, with the increased sales in the period ending March 31,
1998, test center margin improved substantially.

Operating Expense

General and administrative expenses increased from $382,000 to $510,000 for the three months ended March 31, 1998 compared to the same three month period in 1997. The increase reflects additional costs for general company administration, test center administration and royalty payments.

Sales and marketing expenses increased $303,000 from $329,000 for the three months ended March 31, 1997 to $632,000 for the three months ended March 31, 1998. This increase is primarily due to increases in department headcount and associated expenses over the same three month period in 1997.

Research and development costs increased from $54,000 for the three months ended March 31, 1997 to $188,000 for the three months ended March 31, 1998. The increase in cost reflects efforts to improve current products and for the development of new technology. The Company expects research and development costs to continue at or above such levels throughout 1998.

For the three months ended March 31, 1998, interest expense was $1,240. Interest income in the prior year's three month period ending March 31, 1997 was $25,000, from cash and short term investment balances. During 1997, the Company's cash balance was reduced and its short term investments were liquidated.

Liquidity and Capital Resources

During the first three months of 1998 the Company's operations generated $146,000 of cash in operating activities, invested $216,000 for equipment, paid $4,000 in lease payments and paid $16,000 in principal payments on long term debt. A former employee exercised options and an early investor exercised warrants for a total net increase in common stock of $37,000. Together, these activities resulted in a cash decrease of approximately $53,000 to a quarter ending balance of $406,000.

The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and by utilizing its untapped $1,300,000 credit line with its bank. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.





                             PART II OTHER INFORMATION

Item 1    Legal Proceedings

     See Note 4 to Financial Statements.



Item 6    Exhibits and Reports on Form 8-K.

     (a)  Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended March 31, 1998 - none.




                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QualMark Corporation



Date: May 7, 1998             By: /s/ W. PRESTON WILSON
      -----------                ----------------------
                                      W. Preston Wilson
                                      President, Chief Executive Officer


Date: May 7, 1998                 /s/ VERNON W. SETTLE
      -----------                ----------------------
                                      Vernon W. Settle
                                      VP, Finance & Administration
                                      Principal Accounting Officer

                                 INDEX TO EXHIBITS

 EXHIBIT      DESCRIPTION                                        SEQUENTIAL
 NUMBER                                                          PAGE NO.
 3.1          Amended and Restated Articles of Incorporation of
              the Company. (1)
 3.2          Amended and Restated Bylaws of the Company. (1)
 4.1          Form of Certificate for Shares of Common Stock.
              (1)
 4.6          Form of Warrant issued to holders of 10% secured
              promissory notes. (1)
 10.1         QualMark Corporation 1993 Incentive Stock Option
              Plan. (1)
 10.2         QualMark Corporation 1996 Stock Option Plan. (1)
 10.3         Employment Agreement dated March 1, 1993 by and
              between the Company and W. Preston Wilson. (1)
 10.4         Employment Agreement dated August 15, 1994 by and
              between the Company and J. Wayne Farlow. (1)
 10.5         Agreement dated September 30, 1995 by and between
              the Company and Gregg K. Hobbs. (1)
 10.8         Addendum to Agreement dated as of December 21,
              1995 by and between the Company and Gregg K.
              Hobbs. (1)
 10.11        Loan and Security Agreement dated April 30, 1996,
              by and between QualMark Corporation and Silicon
              Valley Bank, as amended by Amendment to Loan and
              Security Agreement dated August 18, 1997. (2)
 27.1         Financial Data  Schedule

--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.