Form 10-Q
period 1998-06-30
QUALMARK CORP
filed 1998-08-07
CIK 1006691

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1998
                              -------------------------------------------------
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                               to
                              ------------------------------   ----------------
Commission file number   0-28484
                      ---------------------------------------------------------

                                   QUALMARK CORPORATION
-------------------------------------------------------------------------------
                      (Exact name of small business issuer as
                             specified in its charter)

               COLORADO                                84-1232688
---------------------------------------         -------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   1329 WEST 121ST AVENUE, DENVER, CO                          80234
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number)        (303) 254-8800
                           ----------------------------------------------------

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No




                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

THE NUMBER OF SHARES OF NO PAR VALUE COMMON STOCK AT JUNE 30, 1998 IS 3,484,328.
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 QUALMARK CORPORATION
                                    BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES)


                                             JUNE 30, 1998
                                              (UNAUDITED)        DEC. 31, 1997
                                            ----------------   ----------------
                         ASSETS
     Cash                                             $427               $459
     Trade accounts receivable, net of
       allowance for doubtful accounts of
       $21 at June 30, 1998 and
       December 31, 1997                             3,951              3,100
     Inventories                                       781                608
     Other current assets                               55                 52
                                            ----------------   ----------------
       Total current assets                          5,214              4,219

     Property and equipment, net                     1,552              1,428
     Long-term notes receviable                         79                  -
     Other assets, net of accumulated
       amortization of $278 and 271,
       respectively                                     70                 51
                                            ----------------   ----------------
     Total assets                                   $6,915             $5,698
                                            ----------------   ----------------
                                            ----------------   ----------------

          LIABILITIES & SHAREHOLDERS' EQUITY
     Accounts payable                               $1,129               $646
     Customer deposits and deferred
       revenue                                          84                 59
     Accrued expenses                                1,463              1,893
     Line of credit                                    775                  -
     Current portion of long term
     obligations                                        72                 73
                                            ----------------   ----------------
       Total current liabilities                     3,523              2,671

     Noncurrent portion of long
       term obligations                                 87                127

     Shareholders' Equity:
     Common stock; no par value; 15,000,000
       shares authorized; 3,397,635 and
       3,387,134 shares issued and outstanding
       at June 30, 1998 and December 31, 1997,
       respectively                                  6,383              6,270

     Accumulated deficit                            (3,078)            (3,370)
                                            ----------------   ----------------
       Total shareholders' equity                    3,305              2,900
                                            ----------------   ----------------
     Total liabilities and shareholders'
       equity                                       $6,915             $5,698
                                            ----------------   ----------------
                                            ----------------   ----------------


      The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                               STATEMENT OF OPERATIONS
               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                               For the three       For the three       For the six         For the six
                               months ended        months ended        months ended        months ended
                               June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                              ---------------     ---------------     ---------------     ---------------
Net revenue                           $3,429              $2,412              $6,580              $4,274
Cost of revenue                        1,869               1,367               3,665               2,528
                              ---------------     ---------------     ---------------     ---------------
    Gross profit                       1,560               1,045               2,915               1,746

Selling, general and
  administrative expenses              1,079               1,183               2,221               1,894
Research and development
  expenses                               195                  51                 382                 105
                              ---------------     ---------------     ---------------     ---------------
    Income(loss) from
      operations                         286                (189)                312                (253)

Other income (expense):
    Interest                             (13)                  2                 (14)                 27
    Other                                  -                  (6)                 12                  (6)
                              ---------------     ---------------     ---------------     ---------------
Net income(loss) before
  income taxes                           273                (193)                310                (232)

Provision for income taxes                18                   -                  18                   -

Net income (loss)                       $255               ($193)               $292               ($232)
                              ---------------     ---------------     ---------------     ---------------
                              ---------------     ---------------     ---------------     ---------------


Basic earnings(loss)
  per share                            $0.07              ($0.06)              $0.09              ($0.07)
Diluted earnings(loss)
  per share                            $0.07              ($0.06)              $0.08              ($0.07)

Weighted average shares
  outstanding                          3,435               3,349               3,415               3,340
Weighted average number of
  common shares plus common
  stock equvialents                    3,868               3,349               3,831               3,340






      The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                               STATEMENT OF CASH FLOWS
                          (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                For the six         For the six
                                               months ended        months ended
                                               June 30, 1998      June 30, 1997
                                              ---------------    ---------------
Cash Flows From
  Operating Activities:
Net income(loss)                                        $292              ($232)
Adjustments to reconcile net
  income(loss) to net cash
  from operating activities:
    Depreciation and amortization                        279                197
Change in assets and liabilities:
    Accounts receivable                                 (851)              (829)
    Inventories                                         (173)                40
    Notes receivable                                     (79)                 -
    Other assets                                         (29)                16
    Accounts payable and accrued
      expenses                                            53               (483)
    Customer deposits and deferred
      revenue                                             25                  7
                                              ---------------    ---------------
        Net cash used in operating
          activities                                    (483)            (1,284)
                                              ---------------    ---------------
                                              ---------------    ---------------

Cash Flows From Investing Activities:
Acquisition of property and equipment                   (396)              (519)
Purchase of short term investments                         -               (238)
Proceeds on sale/redemption of short
  term investments                                         -              1,949
                                              ---------------    ---------------
    Net cash provided(used) by
      investing activities                              (396)             1,192

Cash Flow From Financing Activities:
Proceeds from borrowing                                  775                  -
Proceeds from issuance of common stock                   113                117
Payments on long term obligations                        (41)               (19)
                                              ---------------    ---------------
    Net cash from financing activities                   847                 98
                                              ---------------    ---------------


Net increase(decrease) in cash                           (32)                 6
Cash at beginning of period                              459                411
                                              ---------------    ---------------
Cash at end of period                                   $427               $417
                                              ---------------    ---------------
                                              ---------------    ---------------

NONCASH FINANCING ACTIVITIES
SUPPLEMENTAL DISCLOSURE
    Interest paid                                        $15                 $5





       The accompanying notes are an integral part of the financial statements.

                                 QUALMARK CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the Company), was founded in 1991 and is a manufacturer of physical stress systems. These systems rapidly and efficiently expose product design and manufacturing related failures on its customer's products, thereby providing manufacturers the necessary information to improve product quality. The Company also operates a network of test centers that its customers may use as an alternative, or in addition, to purchasing its systems.


NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto.

The interim financial data as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 1998 are not necessarily indicative of results for the remainder of 1998.



NOTE 2 - Inventories

Inventories consist of the following (in thousands):


                                     6/30/98
                                   (UNAUDITED)     12/31/97
                                  --------------------------
     Raw materials                      $418           $457
     Work in process                      92            121
     Finished goods                      271             30
                                        $781           $608


NOTE 3 - Earnings(Loss) Per Share

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

Due to the Company's loss from continuing operations in 1997, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 421,496 shares were not included in the computation of earnings per share for the three and six month periods assuming dilution at June 30, 1997 because including the options would result in an antidilutive effect on earnings per share. Options and warrants to purchase 841,983 shares are included in the computation of earnings per share for the three and six month periods ended June 30, 1998, assuming dilution as the options and warrants would have a dilutive effect on earnings.



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

Discovery in the action has been completed; however, the trial date has been vacated. In April 1997, the Magistrate Judge conducted a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit. In October 1997, the Magistrate Judge issued its Order re Construction of Patent Claims. Based on that Order, the Court has granted the Company summary judgment on one of the eight patent claims at issue and has given the Company the opportunity to file additional summary judgment motions with respect to the other seven claims. In addition, the Court denied SSI's motion for summary judgment on one of the three patents and granted SSI summary judgment dismissing two of the Company's affirmative defenses. The court has not yet set a trial date.

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

Revenue

Net revenue increased $1,017,000 or 42.2% for the three months ended June 30, 1998, as compared with the three months ended June 30, 1997, from $2,412,000 to $3,429,000. Net revenue also increased in the six-month period ended June 30, 1998 as compared with the six months ended June 30, 1997, by $2,306,000 (54.0%), from $4,274,000 to $6,580,000.

System sales increased $766,000 (44%) in the three-month period ended June 30, 1998, from $1,738,000 to $2,504,000 as compared to the three month period ended June 30, 1997. For the six-month period ended June 30, 1998 system revenue increased $1,602,000 (51.8%) over the same six-month period in 1997, from $3,095,000 to $4,697,000. Unit shipments increased from thirteen to sixteen systems in the comparable three-month periods ended June 30, 1998 and 1997 and from twenty four to thirty four systems in the comparable six-month periods ended June 30, 1997 and 1998.

Test center revenue for the three months ended June 30, 1998 increased $251,000 (37.2%) from $674,000 to $925,000 over the three months ended June 30, 1997. For the six months ended June 30, 1998, test center revenue increased $704,000 (59.7%) from $1,179,000 to $1,883,000 over the same period in 1997. The Company operated eight test centers during the 1998 and 1997 periods. The Company also began recognizing revenue from a strategic alliance test center operation in the U.K. during the three months ended June 30, 1998. The U.K test center is part of an alliance with TUV Product Service GmbH, Munich, Germany and the relationship requires QualMark to provide one of its OVS 2.5 systems, training and marketing assistance in exchange for a share of all future gross revenues from the operation. The Company's direct costs for this strategic alliance are being charged to test center cost of sales. The current agreement expires December 31, 1998 but the Company expects to renew the agreement before its expiration.

Gross Margin

The gross margin for the three months ended June 30, 1998 was 45.5%. This compares to a gross margin of 43.3% for the three months ended June 30, 1997. For the six months ended June 30, 1998, the gross margin was 44.3% compared to a gross margin of 40.9% in the same six-month period in 1997. The improvement in the gross margin for the three and six month periods is mostly due to increased capacity utilization in the test centers. The test center costs are relatively
fixed with only minimal variable cost impact as sales increase.   Thus, with the
increased sales in the three and six month periods ending June 30, 1998, test center margin improved substantially.

Operating Expense

General and administrative expenses decreased from $777,000 to $527,000 for the three months ended June 30, 1998 compared to the same three-month period in 1997. For the six months ended June 30, 1998, general and administrative costs decreased from $1,159,000 to 1,037,000. The decrease in general and administrative expense in the three and six month periods is due to lower litigation expenses due in part to a reserve that was established in 1997. The Company believes the reserve will be sufficient to meet litigation expenses for the remainder of the case.

Sales and marketing expenses increased $146,000 from $406,000 for the three months ended June 30, 1997 to $552,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, sales and marketing expense increased $449,000 over the same period in 1997, from $735,000 to $1,184,000. This increase is primarily due to increases in department headcount and associated expenses over the same three and six month periods in 1997.

Research and development costs increased from $51,000 for the three months ended June 30, 1997 to $195,000 for the three months ended June 30, 1998. For the six month period ended June 30, 1998, research and development cost increased $277,000 from $105,000 for the six months ended June 30, 1997 to $382,000 in the current period. The increase in cost reflects efforts to update and improve reliability of current products and for the development of new technology. The Company expects research and development costs to continue at or above such levels throughout 1998.

For the three months ended June 30, 1998, interest expense was $13,000. For the six months ended June 30, 1998, interest expense was $14,000. This compares with interest income in the prior year's three-month period ending June 30, 1997 of $2,000 and interest income of $27,000 for the six months ended June 30,

1997, from cash and short-term investment balances. During 1997, the Company'scash balance was reduced and its short-term investments were liquidated.

Liquidity and Capital Resources

During the first six months of 1998 the Company's operations used $483,000 of cash in operating activities, invested $396,000 for equipment, paid $41,000 on long term obligations. The Company also borrowed $775,000 against a $1,300,000 credit line with its bank. Options and warrants were exercised during the six-month period for a total net increase in common stock of $113,000. Together, these activities resulted in a cash decrease of approximately $32,000 to a quarter ending balance of $427,000.

The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and by utilizing the remaining balance of its credit line with its bank. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.



                             PART II OTHER INFORMATION

Item 1    Legal Proceedings

     See Note 4 to Financial Statements.

Item 4    Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 15, 1998:

     The Following members were elected to the Board of Directors to hold office until the next annual meeting.

          NOMINEE                       FOR            WITHHELD
          W. Preston Wilson             2,234,088      513,120
          Charles A. French             2,234,088      513,120
          H. Robert Gill                2,234,088      513,120
          Philip A. Gordon              2,235,503      511,705
          William Sanko                 2,233,438      513,770

          (b) PricewaterhouseCoopers LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 1998, by a vote of 2,739,558 in favor, 6,000 against and 1,650 abstentions.

Item 6    Exhibits and Reports on Form 8-K.


     (a)  Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended June 30, 1998 - none.








                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QualMark Corporation



Date:  August 7, 1998    By: /S/ W. PRESTON WILSON
       --------------       ----------------------
                            W. Preston Wilson
                            President, Chief Executive Officer


Date:  August 7, 1998        /S/ VERNON W. SETTLE
       --------------        --------------------
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

-------------------------------------------------------------------------------
Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2. (1) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.