Form 10QSB
period 1998-09-30
QUALMARK CORP
filed 1998-11-10
CIK 1006691

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF   1934

For the quarterly period ended          September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                               to

Commission file number   0-28484
                                   QualMark Corporation
                      (Exact name of small business issuer as
                             specified in its charter)

               Colorado                                84-1232688
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

     1329 West 121st Avenue, Denver, CO                     80234
   (Address of principal executive offices)              (Zip Code)

(Issuer's telephone number)        (303) 254-8800


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

The number of shares of no par value common stock at September 30, 1998 is 3,485,015.

     Transitional Small Business Disclosure Format (check one):
[ ] Yes           [ X] No

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     QUALMARK CORPORATION
                                        BALANCE SHEET
                            (AMOUNTS IN THOUSANDS, EXCEPT SHARES)


                                                  SEPT. 30, 1998
                                                    (UNAUDITED)      DEC. 31, 1997
                                                  --------------     -------------
                        ASSETS
Cash                                                 $   947           $   459
Trade accounts receivable, net of allowance for
  doubtful accounts of $21 at September 30, 1998
  and December 31, 1997                                4,317             3,100
Inventories                                            1,104               608
Other current assets                                      55                52
                                                     -------           -------
  Total current assets                                 6,423             4,219

Property and equipment, net                            1,416             1,428
Long-term notes receivable                               103                --
Other assets, net of accumulated amortization
  of $279 and $271, respectively                          98                51
                                                     -------           -------
Total assets                                         $ 8,040           $ 5,698
                                                     -------           -------
                                                     -------           -------

          LIABILITIES & SHAREHOLDERS' EQUITY

Accounts payable                                     $ 1,121           $   646
Customer deposits and deferred revenue                    90                59
Accrued expenses                                       1,662             1,893
Line of credit                                           775                --
Current portion of long term obligations                 207                73
                                                     -------           -------
  Total current liabilities                            3,855             2,671

Noncurrent portion of long term obligations              474               127

Shareholders' Equity:
Common stock; no par value; 15,000,000 shares
  authorized; 3,485,015 and 3,387,134 shares
  issued and outstanding at September 30, 1998
  and December 31, 1997, respectively                  6,391             6,270
Accumulated deficit                                   (2,680)           (3,370)
                                                     -------           -------
  Total shareholders' equity                           3,711             2,900
                                                     -------           -------
Total liabilities and shareholders' equity           $ 8,040           $ 5,698
                                                     -------           -------
                                                     -------           -------


   The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FOR THE THREE       FOR THE THREE        FOR THE NINE        FOR THE NINE
                                                  MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                SEPT. 30, 1998      SEPT. 30, 1997      SEPT. 30, 1998      SEPT. 30, 1997
Net revenue                                             $3,852              $2,892             $10,432              $7,166
Cost of revenue                                          2,077               1,643               5,742               4,171
    Gross profit                                         1,775               1,249               4,690               2,995

Selling, general and administrative expenses             1,203               1,080               3,424               2,974
Research and development expenses                          125                  55                 507                 160
    Income(loss) from operations                           447                 114                 759                (139)

Other income (expense):
    Interest                                               (19)                 (3)                (33)                 24
    Other                                                   --                  (2)                 12                  (8)
Net income(loss) before income taxes                       428                 109                 738                (123)

Provision for income taxes                                  30                  --                  48                  --

Net income (loss)                                         $398                $109                $690                ($123)








Basic earnings(loss) per share                           $0.11               $0.03               $0.20               ($0.04)
Diluted earnings(loss) per share                         $0.11               $0.03               $0.18               ($0.04)

Weighted average shares outstanding                      3,485               3,385               3,439                3,355
Weighted average number of common shares
    plus common stock equvialents                        3,742               3,699               3,902                3,355














       The accompanying notes are an integral part of the financial statements.

                                                    QUALMARK CORPORATION
                                                  STATEMENT OF CASH FLOWS
                                             (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                          FOR THE NINE        FOR THE NINE
                                                                                          MONTHS ENDED        MONTHS ENDED
                                                                                        SEPT. 30, 1998      SEPT. 30, 1997
Cash Flows From Operating Activities:
Net income(loss)                                                                                  $690               ($123)
Adjustments to reconcile net income(loss) to net cash
     from operating activities:
     Depreciation and amortization                                                                 427                 310
Change in assets and liabilities:
     Accounts receivable                                                                        (1,217)             (1,330)
     Inventories                                                                                  (496)                176
     Notes receivable                                                                             (103)                 --
     Other assets                                                                                  (50)                (19)
     Accounts payable and accrued expenses                                                         244                (358)
     Customer deposits and deferred revenue                                                         31                   8
     Net cash used in operating activities                                                        (474)             (1,336)

Cash Flows From Investing Activities:
Acquisition of property and equipment                                                             (415)               (550)
Purchase of short term investments                                                                  --                (200)
Proceeds on sale/redemption of short term investments                                               --               1,911
     Net cash provided(used) by investing activities                                              (415)              1,161

Cash Flow From Financing Activities:
Proceeds from borrowing                                                                          1,265                 200
Proceeds from issuance of common stock                                                             121                 134
Payments on long term obligations                                                                   (9)                (26)
     Net cash from financing activities                                                          1,377                 308

Net increase in cash                                                                               488                 133
Cash at beginning of period                                                                        459                 411
Cash at end of period                                                                             $947                $544

NONCASH FINANCING ACTIVITIES
SUPPLEMENTAL DISCLOSURE
     Interest paid                                                                                 $22                  $6
     Taxes paid                                                                                      4                  --





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

The interim financial data as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the remainder of 1998.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                     9/30/98
                                   (unaudited)     12/31/97
                                   -----------     --------
     Raw materials                      $503           $457
     Work in process                       -            121
     Finished goods                      601             30
                                   -----------     --------
                                      $1,104           $608
                                   -----------     --------
                                   -----------     --------

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

Due to the Company's loss from continuing operations in 1997, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 850,462 shares were not included in the computation of earnings per share for the nine-month period ending September 30, 1997 because including the options would result in an antidilutive effect on earnings per share. However, options and warrants to purchase 850,462 were included in the computation of earnings per share for the three-month period ending September 30, 1997, as the options and warrants would have a dilutive effect on earnings. Options and warrants to purchase 838,733 shares are included in the computation of earnings per share for the three and nine-month periods ending September 30, 1998, as the options and warrants would have a dilutive effect on earnings.

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

Revenue

Net revenue increased $960,000 (33.2%) for the three months ended September 30, 1998, as compared with the three months ended September 30, 1997, from $2,892,000 to $3,852,000. Net revenue also increased in the nine-month period ended September 30, 1998 as compared with the nine months ended September 30, 1997, by $3,266,000 (45.6%), from $7,166,000 to $10,432,000.

System sales increased $815,000 (38.0%) in the three-month period ended September 30, 1998, from $2,143,000 to $2,958,000 as compared to the three month period ended September 30, 1997. For the nine-month period ended September 30, 1998 system revenue increased $2,417,000 (46.1%) over the same nine-month period in 1997, from $5,238,000 to $7,655,000. Unit shipments increased from seventeen to nineteen systems in the comparable three-month periods ended September 30, 1998 and 1997 and from forty one to fifty three systems in the comparable nine-month periods ended September 30, 1997 and 1998.

Test center revenue for the three months ended September 30, 1998 increased $145,000 (19.4%) from $749,000 to $894,000 over the three months ended
September 30, 1997. For the nine months ended September 30, 1998, test center revenue increased $849,000 (44.0%) from $1,928,000 to $2,777,000 over the same period in 1997. The Company operated eight test centers during the 1998 and 1997 periods. The Company also recognized revenue from a strategic alliance test center operation in the U.K. during the three months ended September 30, 1998. The U.K. test center agreement is with TUV Product Service GmbH, Munich, Germany, and the relationship requires QualMark to provide one of its OVS 2.5 systems, training and marketing assistance in exchange for a share of all future gross revenues from the operation. The

Company's direct costs for this strategic alliance are being charged to test center cost of sales. The current agreement expires December 31, 1999 and the Company expects to renew the agreement before its expiration.

Gross Margin

The gross margin for the three months ended September 30, 1998 was 46.1%. This compares to a gross margin of 43.2% for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the gross margin was 45.0% compared to a gross margin of 41.8% in the same nine-month period in 1997. The improvement in the gross margin for the three and nine-month periods is mostly due to increased capacity utilization in both segments of the Company's business.

Operating Expense

General and administrative expenses decreased from $621,000 to $569,000 for the three months ended September 30, 1998 compared to the same three-month period in 1997. For the nine months ended September 30, 1998, general and administrative costs decreased from $1,780,000 to $1,606,000. The decrease in general and administrative expense in the three and nine-month periods is due to lower litigation expenses due in part to a reserve that was established in 1997. The Company believes that the reserve will be sufficient to meet litigation expenses for the remainder of the case.

Sales and marketing expenses increased $175,000 from $459,000 for the three months ended September 30, 1997 to $634,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1998, sales and marketing expense increased $624,000 over the same period in 1997, from $1,194,000 to $1,818,000. This increase is primarily due to increases in department headcount and associated expenses over the same three and nine month periods in 1997.

Research and development costs increased from $55,000 for the three months ended September 30, 1997 to $125,000 for the three months ended September 30, 1998. For the nine-month period ended September 30, 1998, research and development cost increased $347,000 from $160,000 for the nine months ended September 30, 1997 to $507,000 in the current period. The increase in cost reflects efforts to update and improve reliability of current products and for the development of new technology. The Company expects research and development costs to continue at or above such levels throughout 1998.

For the three months ended September 30, 1998, net interest expense was $19,000. For the nine months ended September 30, 1998, interest expense was $33,000. This compares with interest expense in the prior year's three-month period ending September 30, 1997 of $3,000 and interest income of $24,000 for the nine months ended September 30, 1997, from cash and short-term investment balances. During 1997, the Company's cash balance was reduced and its short-term investments were liquidated.

Liquidity and Capital Resources

During the first nine months of 1998 the Company's operations used $474,000 of cash in operating activities, invested $415,000 for equipment and paid $9,000 on long term obligations. The Company also borrowed $1,265,000 against a $1,975,000 credit facility with its bank. The two-part facility consists of a revolving receivables-based credit line of $1,300,000 and a fixed asset-based term loan of $675,000. Options and warrants were exercised during the nine-month period for a total net increase in common stock of $121,000. Together, these activities resulted in a cash increase of approximately $488,000 to a quarter ending balance of $947,000.

The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and by utilizing the remaining balance of its credit line with its bank. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.

Year 2000 Issue

During the quarter ended September 30, 1998, management initiated a program to prepare the Company's financial, manufacturing, service and other critical systems and applications for the Year 2000. The program involves the Company's upper management as well as project leaders from each department. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program will also include communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. Although the Company's Year 2000 program is in various stages of completion in each department, the Company anticipates it will have all modifications and replacements in place by June 30, 1999.

OVS Systems

The Company's OVS products include an embedded controller that have been tested and have been determined to be Year 2000 compliant. The Company expects that there will be no Year 2000 issues in regards to its products.

The Company's proprietary OVS operating system software that controls all of the products in the OVS product line has been upgraded this year as part of an overall product improvement program. Part of that program ensured that the software control system be made Year 2000 compliant. Management believes that this has been achieved. There were no material added costs for this compliance. Previous versions of the control system are being investigated for compliance issues. Initial findings do not indicate compliance problems. However, the investigation is not complete and will continue with a target completion date of December 31, 1998.

Internal Hardware and Software

Each department is currently reviewing all of the software and hardware that could affect its operations. With the exception of the OVS operating system software, all software products in use were purchased from Microsoft or other major software publishing companies. Anticipated costs for Year 2000 compliance for these software package upgrades are considered to be part of the Company's normal ongoing business plan and are not expected to add materially to the plan. Management has included approximately $23,000 for software upgrades in its 1999 plan.

A vast majority of the employees of the Company utilize personal computers in their work. One of the risks identified about the Year 2000 issue is that these personal computers may not function or function properly due to the internal embedded controllers not being Year 2000 compliant. The same problem may exist in the Company's local network server, wide-area network server equipment and the Company's internal telephone system. Management believes that the potential for problems primarily involves older equipment. Most of the personal computers and network server equipment have been purchased within the last two-years and are believed to be at lower risk than the smaller population of older computer equipment in use around the Company. The internal telephone system was purchased from and is supported by a leading manufacturer of that type of equipment. Software to diagnose Year 2000 compliance for the personal computers and network servers has been identified and procurement is underway. The cost for this software is less than $1,000. It is unknown at this time how much of this equipment is subject to the Year 2000 problem, however a worst-case scenario assumes the cost of replacing non-compliant equipment to be $105,000. The most-likely scenario of replacing affected computer and telephone equipment has not been determined at this time. However, management has included approximately $60,000 in computer and telephone system upgrades into its 1999 operating plan.

The Company expects to incur internal staff costs as well as consulting fees and other expenses related to the Year 2000 project. The Company has already purchased and installed new accounting and manufacturing control software that is Year 2000 compliant. The cost to do this was less than $10,000. This upgrade was done in response to the Year 2000 issue, however this and many other upgrades are part of the Company's normal business plan.

External Factors

The Company uses outside service providers for all of its human resource administration functions. This includes payroll and employee benefits management. It is not known, at this time, whether the service provider is Year 2000 compliant in regard to the services it provides the Company. Management is in the process of verifying compliance in this area and will complete the verification before January 1, 1999. Other service providers that are Year 2000 compliant are available if the current provider is not able to provide such assurances to the Company. No material costs are expected in this area.

Another area that has been identified as bringing potential problems in Year 2000 compliance involves key suppliers of inventory materials. The Company utilizes three key vendors as suppliers in the manufacture of its OVS systems. Other than those three vendors, the Company's inventory suppliers are commodity or off-the-shelf parts distributors that can be replaced with little or no notice. It is believed that the three critical key-component suppliers could be replaced in the event that one or all were determined to be subject to critical shipment delays due to Year 2000 issues. Due to the lead times associated with bringing new suppliers on-line, early determination of vendor Year 2000 compliance is necessary. It is not known at this time which, if any, vendors are Year 2000 compliant. Management has set a compliance deadline of March 31, 1999 for its key vendors. If one or more of these vendors has not satisfied this requirement, management is developing a contingency plan to identify new vendors and prepare them to provide the key components to the Company by the end of 1999. The cost of this could include significant amounts of management time but is not expected to add materially to the cost of the Company's products. Every attempt will be made to ensure that a continuous supply of the key components is maintained.

Strategic Alliances

The Company expects to recognize revenue in 1999 and beyond from strategic alliances with internationally based testing service companies. Three of these alliances currently exist and more are expected to go into effect before January 1, 2000. The extent to which these alliance companies are affected by the Year 2000 issue may affect the revenue that the Company is able to recognize from these alliances. At this time, it is unknown how these alliance companies will be affected. The Company has no control over how the alliance companies manage the Year 2000 issue.

Given the information available at this time, management anticipates that the cost to address the Year 2000 issue should not have a material adverse effect on the Company's liquidity or results of operations. However, the Company continues to gather information regarding the total estimated costs and there can be no assurances that these cost will not be material.




                             PART II OTHER INFORMATION

Item 1    Legal Proceedings

     See Note 4 to Financial Statements.



Item 6    Exhibits and Reports on Form 8-K.


     (a)  Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended September 30, 1998
         - none.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QualMark Corporation



Date:  November 10, 1998     By: /s/ W. PRESTON WILSON
       -----------------     --------------------------------------------
                                   W. Preston Wilson
                                   President, Chief Executive Officer


Date:  November 10, 1998         /s/ VERNON W. SETTLE
       -----------------     --------------------------------------------
                                Vernon W. Settle
                                VP, Finance & Administration
                                Principal Accounting Officer

                                 INDEX TO EXHIBITS

EXHIBIT                                                                             SEQUENTIAL
NUMBER     DESCRIPTION                                                              PAGE NO.
-------    -----------                                                              ----------
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