Form 10KSB
period 1998-12-31
QUALMARK CORP
filed 1999-03-26
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _________

         Commission file number:  0-28484

                              QUALMARK CORPORATION
                 (Name of small business issuer in its charter)

          COLORADO                                     84-1232688
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

                 1329 WEST 121ST AVENUE, DENVER, COLORADO 80234
          (Address of principal executive offices, including zip code)

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
Yes   X     No
    -----      -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year. $13,742,099

         The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 9, 1999 was $15,262,002.

         The number of shares outstanding of the issuer's Common Stock as of March 9, 1999 was 3,539,015.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in Part III of this report.

         Transitional Small Business Disclosure Format (Check One):
Yes         No  X
    -----     -----

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

     The Company's systems allow manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company's systems are used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, personal computers, monitors, flight navigation systems, cellular telephones, LAN/WAN equipment and consumer electronics.

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

     QualMark currently has eight test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, Boston, Massachusetts, Minneapolis-Saint Paul, Minnesota, Detroit, Michigan, Raleigh, North Carolina and Orlando, Florida. In addition, in 1998, the Company established strategic alliances with TUV Product Service Ltd. and Anecto Ltd., to operate testing centers in London, England, Galway, Ireland and Mannheim, Germany. In 1999, the Company expects to add additional OVS capacity to existing test centers and offer additional accelerated test services. In February 1999, the Company announced a strategic alliance with Maser Engineering B.V. to operate a testing center in Enshede, The Netherlands. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

     The Company was organized in July 1991 as a Colorado limited liability company and was later incorporated in Colorado in March 1992. The Company completed its initial public offering in April 1996.

PRODUCTS AND SERVICES

     THE OVS COMBINED STRESS SYSTEM

     The Company's OVS Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the OmniAxial Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses and houses the vibration assembly.

      THE OMNIAXIAL VIBRATION ASSEMBLY

     The OmniAxial Vibration Assembly is a true multi-axis vibration system comprised of a table and vibrators and is the heart of the Company's technology. The vibration table moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for Design Verification Testing (DVT) and Environmental Stress Screening
(ESS) is from 2Hz to 2,000 Hz, the Company's system creates vibrational forces between 2Hz and 10,000 Hz. This provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates virtually any vibration that could occur naturally during product use. This is important in testing and screening applications to expose most flaws, whether it is design or process related, before the product is placed into service.

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

     ASX AND AUTOSMEAR VIBRATORS

     Attached to the bottom surface of the table are a set of pneumatic, piston driven actuators (vibrators) that contain certain patented properties, which help to maximize random motion of the vibration table. These actuators are mounted to the bottom of the vibration table and are oriented in different directions to promote random motion of the table. Compressed air is routed to the vibrator housings, forcing the pistons to impact the top surface of each vibrator, translating the energy to the vibration table.

     The unique design of the Company's AutoSmear Vibrator piston and housing allow for a variation in the amount of energy produced by each AutoSmear. During 1998, the Company released and began selling the new ASX vibrator, which features several improvements to the design of the AutoSmear. Improved low frequency energy and vibrator durability are examples of these improvements.

     THE ULTRARATE THERMAL CHAMBER ASSEMBLY

     The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 60 DEG. Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patented and patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel.

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

     The OVS-1.5 can generate random vibration forces in excess of 90 Grms (2Hz-10,000 Hz) on the 18"x18" vibration table and up to 60 DEG. Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber. The domestic price of the OVS-1.5 is approximately $69,000.

     OVS-2.5:

     The OVS-2.5 is the most popular system in the OVS product line. A mid-size system, the PC-controlled OVS-2.5 is available in two configurations: a standard version that is equipped with four large vibrators mounted to the vibration table, and a high performance version that comes equipped with eight large vibrators, for heavier product applications. The OVS-2.5 standard vibration system can generate 50 Grms (the high performance system generates greater force than the standard version with heavy loads) from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 60 DEG. Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.) The domestic price for a standard OVS-2.5 is approximately $116,500 and the high performance version for heavy load applications is approximately $125,500.

     OVS-3:

     The OVS-3 is commonly used for production screening (HASS) applications, or for HALT on system-level products (such as work stations and other large computers). The PC- controlled OVS-3 contains a 36"x36" vibration table equipped with nine large vibrators that generate at least 60 Grms random vibration force (2Hz-10,000 Hz). The thermal chamber is 43"x42"x54" (ID) (table in lower position) and can produce temperature changes on the product under test of up to 60 DEG. Centigrade per minute. The OVS-3 sells for approximately $137,000.

     OVS-4:

     The OVS-4 is the largest system in the OVS product line and is available in a standard and high performance version. By far, the most common application for the OVS-4 is for large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled OVS-4 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 60 DEG. Centigrade per minute on the product under test. The OVS-4 standard vibration system is equipped with eight large vibrators that produce up to 50 Grms random vibration force, while the high performance version is equipped with sixteen large vibrators for heavy load applications. The standard OVS-4 sells for approximately $169,500; the high performance version for heavy load applications is approximately $178,500.

     A two year limited warranty is included with each OVS system. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

ACCELERATED RELIABILITY TEST CENTERS

     The Company has a network of ARTC test centers throughout the United States, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with the high performance version of the Company's mid-range system, the OVS-2.5, at least one applications engineer and ancillary testing equipment. Offering these services as an ISO-registered accelerated test lab significantly differentiates the Company from its equipment and lab competition.

     The Company opened its first ARTC facility in Denver in October 1993 and subsequently opened additional facilities in Marlborough (Boston), Massachusetts and Santa Clara, California in July 1994 and May 1995, respectively. Since opening these facilities, many test service clients have placed orders to purchase systems as a result of the data gathered and analyzed at the Company. The test center is a valuable tool for the Company sales people to stimulate system sales from those clients who are not willing to commit capital without being able to experience a demonstration of the benefits using their own product. Of strategic importance to the Company, the testing service business should help insulate the Company from external economic factors that affect capital spending and provide for more consistent revenues.

     In addition to its Boston, Denver and Santa Clara test centers, during 1996 the Company opened test centers in the metropolitan areas of Minneapolis-Saint Paul, Minnesota, Detroit, Michigan, and Raleigh, North Carolina. In 1997 the Company opened its seventh and eighth test centers in Huntington Beach, California and Orlando, Florida. The Company established its first test center presence outside the U.S. via a strategic alliance with TUV Product Service Ltd. near London, England. This lab began operations in February 1998. The second international alliance was established in Galway, Ireland with Anecto, Ltd. This lab commenced operations in August 1998. The Company established a third international alliance in Mannheim, Germany with TUV Product Service Ltd. as the partner. The Mannheim lab commenced operations in November 1998. Under these alliances, the Company contributed one OVS 2.5 system and the strategic partner provided the lab facility, personnel and sales management. In return, the Company receives a percentage of the revenues generated by the OVS systems.

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

MARKETING

     The Company increased its market exposure in 1998 by continuing to conduct a number of "open houses" at each of its nationwide ARTC's. Prospects for these open houses are usually found in various electronic manufacturers databases. In-house and field sales personnel use these tools to identify and invite key engineering and reliability decision makers to find out how they can dramatically increase their product reliability. Attendees are qualified to determine which companies are high probability prospects to use the ARTC and/or to begin in-house accelerated testing. Through the open houses, the Company identifies many new customers for its products and services, while rapidly expanding the market acceptance of HALT and HASS as premier accelerated testing techniques.

     In addition, the Company's marketing plan for the next twelve months includes the following:

1) The Company will continue to encourage individuals and companies in the electronic and reliability engineering market segments to publish articles concerning accelerated reliability techniques and their successes associated with using the techniques.

2) The Company will selectively advertise in periodicals that have significant exposure with design engineers and reliability/ESS engineers.

3) The Company intends to attend approximately fifteen trade shows in 1999 in the U.S. and internationally.

4) Management intends to have its marketing staff continue to effectively orchestrate activities in the areas of public relations, advertising, trade show attendance, point of sale materials development and telemarketing.

5) The Company may make additions to its existing field sales staff in the U.S. and abroad.

     SALES STRATEGY

     The Company's sales strategy combines telemarketing with regional vice presidents who are primarily responsible for OVS system sales and regional account executives who are responsible for ARTC service sales. At year end 1998, the Company had three regional vice presidents and eleven regional account executives. In addition, the Company uses independent sales/service agents in Europe, the Middle East and the Far East. During the next twelve months, the Company intends to add to its international sales/service agent network and may add additional regional account representatives in the United States.

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

     Telemarketing resources are located at corporate headquarters to provide follow-up phone calls on local mailings, advertisement inquiries and other leads that are generated within each sales region. Telemarketing also handles geographical areas not covered by regional offices, international areas and any corporate campaigns that are developed by the Chief Operating Officer. The telemarketing staff also encourages prospective customers to attend local ARTC open houses and to follow up on leads from geographical areas around the world that have no Company representation.

CUSTOMERS

     The Company's systems are used by manufacturers in a wide variety of industries. As of December 31, 1998, the Company had sold 254 systems to135 different customers, in the following industries: Telecommunications and Computer, 57; Defense and Aerospace, 22; Medical Electronics, 14; and Other,
42. The QualMark customer list includes major corporations such as Allied Signal, AT&T, Cessna, Dupont, Cummins Engine, Hewlett-Packard, Honeywell, Hughes, Intel, Lucent Technologies, Johnson & Johnson, Medtronic, Motorola, National Semiconductor, Magnavox, Nortel (formerly Northern Telecom), Sequent Computers, Tektronix, 3-COM and United Technologies. During 1998, there were no customers that comprised 10% or more of the Company's revenue.

     The following table sets forth some of the major industries and a number of products that have undergone HALT or HASS testing protocol using the Company's systems as part of the manufacturer's testing procedures.

Aerospace and Defense            Computer Related Products      Other
---------------------            -------------------------      -----
Aviation electronics             Circuit boards                 Automotive circuitry
Display switches                 Disk drives                    Electronic oil and gas flow meters
Flight navigation systems        Modems                         Global positioning systems
Marine navigation systems        Monitors
                                 Power supplies
                                 Printers
                                 Tape backup drives

Telecommunications               Medical Electronics
------------------               -------------------
Automated teller machines        Electronic thermometers
Air conditioning electronics     Glucose monitors
Cordless telephones              Infusion pumps
Fax machines                     IV pumps
                                 Laboratory centrifuges
                                 Medical imaging systems
                                 Patient monitors

RESEARCH AND PRODUCT DEVELOPMENT

     Research and development expenditures for the fiscal years ending December 31, 1998 and 1997 were $684,000 and $236,000, respectively. During the fourth quarter of 1998, the announced the Company availability of its new OVS PC-based controller, which features a number of improvements over the previous controller and is also CE (Certified for Europe) compliant. In 1999, the Company intends to devote considerable efforts in the development of the specifications for its next generation OVS product line and expects its research and development expenditures to increase to over $1,000,000 in 1999. This research and development effort is expected to be funded by cash flows from operations. In 1997, the Company refined the OVS product line by discontinuing the OVS-1 and OVS-2 and adding the OVS-1.5. However, the OVS-1 may be reintroduced in an abbreviated version to accommodate that part of the market that desires a lower cost version of the OVS combined stress technology.

     Of great benefit to the Company is that its technology is extremely flexible in regard to the physical size of its OVS systems; consequently, product line extension opportunities normally do not require sizable expenditures on product development.

     The Company intends to continue taking advantage of design refinement opportunities specific to its OVS combined stress technology. As discussed in the following "Intellectual Property" section, the Company currently holds domestic and foreign patents on its products and continues to seek patent protection of current and new products. The Company is optimistic that the flexibility and scalability of its fundamental OVS combined stress technology will allow the Company to add to its product line as new opportunities develop.

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

INTELLECTUAL PROPERTY

     The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued ten United States patents (the "Patents") and one foreign patent issued in six countries. These patents protect certain features of the OmniAxial Vibration Assembly of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30, 1996, and U.S. Patent No. 5,675,098 on October 7, 1997, for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The remaining duration of each of the Patents is between twelve and seventeen years.

     The Company has three United States patent applications and two foreign patent applications pending relating to its OVS Combined Stress Systems. The Company plans to make additional patent applications as appropriate.

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

     In addition to the Patents, the Company tries to protect its proprietary technology and know-how through established security practices and confidentiality agreements with each of its employees, consultants, suppliers and technical advisors. There can be no assurance, however, that these agreements or procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

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

     The Company has the following registered marks with the United States Patent and Trademark Office: QUALMARK, ACCELERATE THE FUTURE, ACCELERATED RELIABILITY TEST CENTER, ARTC, and AUTOSMEAR. The Company has one U.S. trademark pending for OVS, one U.S. certification mark application for QHT and one foreign mark application pending for OVS and QualMark. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate.

COMPETITION

     EQUIPMENT

     There are many companies that could be considered competitors of QualMark. These companies provide either electrodynamic shaker tables or temperature/humidity chambers. Companies will occasionally team to provide a shaker table within a separate temperature/humidity chamber. However, the Company believes that there are only three companies that can be considered major direct equipment competitors that offer a six-axis vibration table integrated into a thermal chamber which can be used for HALT/HASS applications.

     Screening Systems, Inc. ("SSI") (Laguna Hills, California) has been in the ESS and DVT business since the early 1980's. They operated for many of those years with technology licensed from Hughes Electronic ("Hughes"). On March 22, 1996, Screening Systems, Inc. filed a patent infringement suit against the Company in federal district court in Santa Ana, CA. See "Business -- Litigation," and see "Risk Factors - Patent Litigation."

     MV/Hanse Environmental, Inc. (Allegan, MI) is a company that began assembly and sales in 1993 of combined stress systems essentially equivalent to the Company's technology. The president of Hanse Environmental is a former employee of the Company.

     Thermotron Industries (Holland, MI) announced their offering of a competitive product to the Company's OVS system in the first quarter of 1998. Thermotron is a broad line environmental chamber manufacturer and has also begun manufacturing and selling a chamber with an integrated vibration system that directly competes with QualMark's OVS product offering.

     Several traditional ESS equipment manufacturing companies, such as Tobai Espec and Weiss, enjoy annual revenues in excess of $50 million dollars, according to the Thomas Register, which is an industrial products directory. These firms manufacture thermal chambers and single/multiple axes vibration systems that support traditional screening methods.

     The equipment manufactured by traditional ESS equipment manufacturers is well accepted in the market, since ESS supports traditional "pass-fail" specification test protocols that have been in use for several decades. The Company's technology supports new accelerated test protocols that relate to improving product design and manufacturing processes rather than the "pass-fail" test processes. As such, the Company is attempting to expand a new market segment and plans to allocate considerable resources to an effort to convince prospective customers to adopt accelerated test protocols in addition to, or in replacement of, traditional methods.

     ARTC AND APPLICATIONS SUPPORT SERVICES

     As emerging test methods, HALT and HASS acceptance in industry remains at the introduction stage. The Company is unaware of any multi-site national commercial testing laboratory similar to its ARTC's offering of HALT/HASS accelerated testing services using the Company's or Screening Systems Inc. equipment or providing on-site applications support services. However, the Company knows of at least three independent environmental test labs using SSI equipment. The terms of these arrangements are not known by the Company. Since several hundred commercial testing laboratories exist in the U.S., the Company anticipates that new competitors will aggressively enter the accelerated testing market.

MANUFACTURING

     The Company's manufacturing facility is located in Denver, Colorado. QualMark's assembly of the OVS systems evolved from a "job shop" approach into a manufacturing line approach in which drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). The manufacture of the Company's products is organized around three major elements that include vibration systems, chamber systems and control systems.

     To ensure that all subassemblies meet specifications when received, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. The Company intends to further develop local suppliers, with back-up suppliers as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company is not dependent on any one or a few major suppliers for any of the key parts or components of its systems. However, the Company has developed relationships with what it considers critical vendors that manufacture three components of its OVS system. While the Company is not dependent on these suppliers, it would take as much as 60 days to locate, qualify and begin taking delivery of these components from new suppliers.

     While the Company maintains a small inventory of OVS systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of OVS-1.5, OVS 2.5, OVS-3, OVS-4 systems to build during the quarter. Special order systems are still treated as non-recurring-engineering ("NRE") orders. Because of increased sales volume, the Company is producing certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

     The Company is in the process of implementing Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory.

Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

     The Company offers a limited, two-year parts and labor warranty on all new OVS systems. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, the Company rarely sends its technicians into the field for warranty repairs. Most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail.

GOVERNMENT REGULATION

     To its knowledge, the Company complies with all international, federal, state, and local regulations, including environmental regulations, governing the conduct of its business and the costs of such compliance are minimal. The Company has no significant environmental issues or impact in its manufacturing or service delivery and there are no significant costs or compliance issues with any government agencies or laws in this area.

EMPLOYEES

     As of December 31, 1998, the Company had 70 employees, all of which are full-time. Forty seven of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, four are employed at its facilities in Santa Clara, CA, three in Huntington Beach, CA , two in New Brighton, MN, three in Farmington Hills, MI, four in Marlborough, MA, two in Morrisville, NC , two in Winter Park, FL, one in Baltimore, MD, one in Chicago, IL and one in Dallas TX. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company operates out of leased facilities located at 1321, 1329, 1331, 1343 and 1351 West 121st Avenue, Denver, Colorado. The three-year lease for the properties expires on May 31, 2000. The leased properties consists of approximately 18,093 square feet. The lease calls for monthly payments over the term of the lease of $14,007. The Company also leases 2,400 square feet in a space in the same building, 1313 West 121st Avenue. This space has a separate lease agreement that expires on November 30, 2001. The lease calls for monthly payments over the term of the lease of $2,018. In addition to both of these leases, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

     The suburban Boston ARTC facility is located at 41 Brigham Street, Unit 11, Marlborough, Massachusetts. The five-year lease expires June 31, 1999.
The leased property consists of approximately 2,250 square feet. The lease calls for average monthly payments over the term of the lease of $1,734. In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility. The Company is in negotiations to move the facility to a larger location at the conclusion of the current lease.

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

     The suburban Minneapolis ARTC facility is located at Rush Lake Business Park, 1775 Old Highway 8, Suite 110, New Brighton, Minnesota. The five-year lease expires in February 2001. The leased property consists of 2,783 square feet. The lease calls for average monthly payments of $2,748. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     The suburban Raleigh ARTC facility is located at 215 Southport Drive, Suite 300, Morrisville, North Carolina. The five-year lease expires in July 2001. The leased property consists of approximately 4,692 square feet. The lease calls for average monthly payments of $3,175. In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     The suburban Detroit ARTC facility is located at 39255 Country Club Drive, Suite B-8, Farmington Hills, Michigan. The five-year lease expires in September 2001. The leased property consists of approximately 4,491 square feet. The lease calls for average monthly payments of $5,427. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

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

     The suburban Orlando facility is located at Crossroads Business Center, Suite 212, 931 Semoran Boulevard, Winter Park, Florida. The five-year lease expires April 30, 2002. The lease calls for average monthly payments of $2,969. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

       The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed. All of the premises are of recent construction, are in good condition, are neat in their appearance and are located in business complexes with business of similar quality.

ITEM 3.  LEGAL PROCEEDINGS

     On March 22, 1996, the Company was served with a summons and complaint in the U.S. District Court in the Central District of California from Screening Systems, Inc. ("SSI"), a competitor. The complaint, as amended, alleges that the Company's vibration system infringes three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and seeks injunctive relief, monetary damages and costs of litigation. Because Hughes would not voluntarily join the action as a plaintiff, SSI has named Hughes as a defendant in the action.

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

     Discovery in the action has been completed; however, the trial date has been vacated. In April 1997, the court conducted a "Markman hearing" to determine the scope and meaning of the relevant claims and terms of the patents-in-suit. In October 1997, the court issued its Order re: Construction of Patent Claims. The court has not yet set a trial date.

     In response to the current litigation, the Company consulted with its current legal and patent counsel, who agreed with prior patent counsels' opinions that the Company's vibration system does not infringe the SSI patents. Consequently, management intends to vigorously defend this litigation. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and of the loss of management time needed to deal with the suit. At December 31, 1997, the Company accrued an estimate provided by its legal counsel as to the costs related to cover the legal fees associated with defending this suit. No additional accrual was warranted during 1998.

     The Company believes that the legal action by the plaintiff is without merit and will continue to vigorously defend itself in these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by NASDAQ during fiscal years 1998 and 1997:

                                              Fiscal Year Ended December 31, 1998

                                             High Close                   Low Close
First Fiscal Quarter                          $7.750                       $6.250
Second Fiscal Quarter                          8.500                        6.875
Third Fiscal Quarter                           7.875                        3.500
Fourth Fiscal Quarter                          6.250                        3.625

                                              Fiscal Year Ended December 31, 1997

                                             High Close                   Low Close

First Fiscal Quarter                          $3.500                        $2.750
Second Fiscal Quarter                          5.000                         3.000
Third Fiscal Quarter                           5.250                         3.625
Fourth Fiscal Quarter                          6.500                         4.625

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At December 31, 1998, the Company had approximately 1,065 beneficial shareholders and 46 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                             Fiscal Year Ended
                                                             -----------------
                                               December 31, 1998    December 31, 1997
Statement of Operations Data:

Revenues................................              100.0%               100.0%
Cost of Revenues........................               55.7                 57.9
                                             ----------------------------------------------
Gross Profit............................               44.3                 42.1
Selling, general and administrative
Expenses................................               32.5                 48.5
Research and development
Expenses................................                5.0                  2.2
                                             ----------------------------------------------
Income (loss) from operations...........                6.8                 (8.6)
Other income (expense)..................                (.4)                  .1
                                             ----------------------------------------------
Income (loss) before income taxes.......                6.4                 (8.5)
Income tax benefit......................                6.1
                                             ----------------------------------------------
Net income (loss).......................               12.5%                (8.5)%
                                             ----------------------------------------------
                                             ----------------------------------------------

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

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE

     Total revenue in the year ended December 31, 1998 increased $3,103,000 (29.2%) as compared with the year ended December 31, 1997.

     System revenue increased $2,468,000 (32.1%) in 1998 from $7,683,000 to
$10,151,000 as compared to 1997. Unit shipments increased from 58 to 70 for 1997 and 1998, respectively. The Company experienced a greater concentration of larger, more expensive systems in 1998 compared to 1997, which was a significant factor in system revenue growth of 32.1% on systems unit sales growth of 20.7% over such period.

     Test center revenue for 1998 increased $635,000 (21.5%) from $2,956,000 to $3,591,000 over 1997. At December 31, 1998 and 1997, the Company operated eight test centers containing ten systems. During 1998, the Company initiated its international ARTC expansion program by creating strategic alliances with two companies operating test labs in three different countries: TUV Product Service in the U.K. and Germany and Anecto, ltd. in Ireland. Under the strategic alliance agreements, QualMark provides an OVS 2.5 to each lab location and the strategic partner provides the facility, labor, and sales management. QualMark receives a percentage of the revenue that the OVS system generates. During 1998, the revenue from these strategic alliances totaled $137,000.

GROSS MARGIN

     The gross margin in 1998 was 44.3% compared to 42.1% for 1997. The increase in gross margin is mostly attributable to efficiencies gained from increased throughput in both the OVS and ARTC businesses. Pursuant to a royalty agreement with the Company's founder a royalty expense of 3% on all revenue continued to be charged to cost of sales in 1998. The Company's royalty expense was $412,000 in 1998 and $324,000 in 1997 under this agreement. The agreement expires at the end of 1999.

OPERATING EXPENSE

     General and administrative expenses decreased in 1998 to $2,113,000 from $3,450,000 in 1997. The decrease reflects a substantial reduction in legal costs incurred from the Company's involvement in the patent litigation matter with SSI described in "Item 3. Legal Proceedings" above. The Company incurred $131,000 in legal fees in 1998 compared to $1,608,000 in 1997. Although still pending, the Company established a reserve in 1997 to cover expected legal expenses associated with the litigation. At December 31, 1998, management felt the remaining reserve was adequate to complete the case.

     Sales and Marketing expenses increased $651,000, from $1,704,000 in 1997 to $2,355,000 in 1998. This increase was primarily due to increases in the number of sales and marketing personnel and increased sales and marketing efforts over the comparable period in 1997.

     Research and development costs increased from $236,000 in 1997, to $684,000 in 1998. This increase is due to increased efforts and personnel in the Company's research and development department. It is the intent of the Company in 1999 to devote considerable effort to the development of new technologies and product offerings and expects its research and development expenditures to increase to over $1,000,000 in the next year.

     Net interest expense in 1998 was $73,000 compared with a net interest income of $22,000 in 1997. The decrease in interest income and increase in interest expense was due to a decrease in interest-earning cash and short-term investment balances and an increase in borrowings.

INCOME TAX BENEFIT

     During the fourth quarter, management considered a variety of factors, such as 1997 profitability excluding litigation expenses, 1998 profitability and projected future taxable income, in evaluating the need for a valuation allowance against deferred tax assets. Based on that evaluation, management concluded that it was more likely than not that all recorded deferred tax assets would be realized. Accordingly, the Company recognized an income tax benefit of $842,000 in 1998 primarily as a result of releasing a previously recorded valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company devoted $551,000 of cash to operating activities, invested $567,000 for equipment, received $112,000 as proceeds from disposal of property and equipment, paid $11,000 in capital lease payments, borrowed $2,836,000 from banks and repaid $1,609,000 of those borrowings. The Company also loaned it president and CEO $104,000 and employees and investors exercised options and warrants to purchase 97,881 shares of common stock for proceeds of $103,000. Together, these activities resulted in a cash increase of $209,000 to a balance of $668,000 at December 31, 1998. These numbers compare to 1997, when the Company devoted $1,365,000 to operating activities, invested $846,000 for equipment, received $81,000 as proceeds form disposal of property and equipment, paid $33,000 in capital lease payments, purchased short term investments of $200,000 and redeemed short-term investments of $2,111,000. The Company borrowed $200,000 from its bank and repaid $16,000 of those borrowings in 1997. Also in 1997, former employees exercised options to purchase 55,000 shares of common stock for proceeds of $116,000. Together, these 1997 activities resulted in a cash increase of $48,000 to a balance of $459,000 at December 31, 1997.

     In December 1998, the Company established a line of credit arrangement with a new bank, replacing a credit facility it had with another bank. The new credit line provides for draws up to $5,000,000, including term loan and revolving credit line portions.

     The term loan portion may not exceed $2,000,000 and bears interest at a variable rate equal to either the LIBOR rate plus applicable margin or the prime rate plus applicable margin. Under the LIBOR option, the applicable margin ranges between 2.25% and 3.75%, depending on the financial condition of the Company. Under the prime rate option, the applicable margin ranges between 0% and 1.25%, depending on the financial condition of the Company. As of December 31, 1998, the Company had utilized $1,411,000 of the available term loan amount and had chosen the LIBOR option.

     The revolving credit portion may not exceed $3,000,000 and bears interest at a variable rate equal to either the LIBOR rate plus applicable margin or the prime rate plus applicable margin. Under the LIBOR option, the applicable margin ranges between 2.00% and 3.55%, depending on the financial condition of the Company. Under the prime rate option, the applicable margin ranges between -0.25% and 1%, depending on the financial condition of the Company. As of December 31, 1998, the Company had not borrowed any available amounts under the revolving credit line agreement.

     Both portions of the credit facility are secured by substantially all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. The total amounts of funds available to the Company under both of the agreements is limited to the sum of 85% of the Company's eligible accounts receivable, 30% of eligible inventory and 50% of equipment located in the United States. As of December 31, 1998, the eligible amount available under both portions of the credit facility was approximately $3,495,000.

     The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and its line of credit. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.

YEAR 2000 ISSUE

     During the year ended December 31, 1998, management initiated a program to prepare the Company's financial, manufacturing, service and other critical systems and applications for the Year 2000. The program involves the Company's upper management as well as project leaders from each department. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program will also include communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any of their Year 2000 issues. Although the Company's Year 2000 program is in various stages of completion in each department, the Company anticipates it will have all modifications and replacements in place by June 30, 1999.

     OVS SYSTEMS

     The Company's OVS products include embedded controllers that have been tested and have been determined to be Year 2000 compliant. The Company expects that there will be no Year 2000 issues in regards to its products.

     The Company's proprietary OVS operating system software that controls all of the products in the OVS product line has been upgraded this year as part of an overall product improvement program. Part of that program ensured that the software control system be made Year 2000 compliant. Management believes that this has been achieved. There were no material added costs for this compliance. Previous versions of the control system have been investigated for compliance issues. The findings do not indicate compliance problems for operating system version 5.0 and later. Upgrade packages for versions prior to 5.0 are now available.

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

     A vast majority of the employees of the Company utilize personal computers in their work. One of the risks identified is that these personal computers may not function or function properly due to the internal embedded controllers not being Year 2000 compliant. The same problem may exist in the Company's local network server, wide-area network server equipment and the Company's internal telephone system. Management believes the potential for problems primarily involves older equipment. Most of the personal computers and network server equipment have been purchased within the last two- years and are believed to be at lower risk than the smaller population of older computer equipment in use around the Company. The internal telephone system was purchased from and is supported by a leading manufacturer of that type of equipment. Software to diagnose Year 2000 compliance for the personal computers and network servers has been identified and procurement is underway. The cost for this software is less than $1,000. It is unknown at this time how much of this equipment is subject to the Year 2000 problem, however a worst case scenario assumes the cost of replacing non-compliant equipment to be $105,000. The most likely scenario of replacing affected computer and telephone equipment has not been determined at this time. However, management has included approximately $60,000 in computer and telephone system upgrades into its 1999 operating plan.

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

     EXTERNAL FACTORS

     The Company uses outside service providers for all of its human resource administration functions. This includes payroll and employee benefits management. It has been confirmed that the service provider is Year 2000 compliant in regard to the services it provides the Company.

     An area that has been identified as bringing potential problems in Year 2000 compliance involves key suppliers of inventory materials. The Company utilizes three key vendors as suppliers in the manufacture of its OVS systems. The Company cannot guarantee that the systems of these suppliers, or other companies on which the Company relies, will be Year 2000 compliant. Other than those three vendors, the Company's inventory suppliers are commodity or off-the-shelf parts distributors that can be replaced with little or no notice. It is believed that the three critical key-component suppliers could be replaced in the event that one or all were determined to be subject to critical shipment delays due to Year 2000 issues. Due to the lead times associated with bringing new suppliers on-line, early determination of vendor Year 2000 compliance is necessary. It is not known at this time which, if any, vendors are Year 2000 compliant. Management has set a compliance deadline of March 31, 1999 for its key vendors. If one or more of these vendors has not satisfied this requirement, management is developing a contingency plan to identify new vendors and prepare them to provide the key components to the Company by the end of 1999. The cost of this could include significant amounts of management time but is not expected to add materially to the cost of the Company's products. Every attempt will be made to ensure that a continuous supply of the key components is maintained.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to the risk of an unfavorable outcome in the SSI litigation, problems resulting from the Year 2000 issue, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.

ITEM 7.  FINANCIAL STATEMENTS.

     Index to Financial Statements and Schedules:

                                                                  Page Number
                                                                  -----------
Report of Independent Public Accountants                          F-1
Balance Sheet                                                     F-2
Statement of Operations                                           F-3
Statement of Changes in Shareholders' Equity                      F-4
Statement of Cash Flows                                           F-5
Notes to Financial Statements                                     F-6

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

(a)      Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1997 - None

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Shareholders of QualMark Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of QualMark Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Denver, Colorado
February 16, 1999

QUALMARK CORPORATION

BALANCE SHEET
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
-------------------------------------------------------------------------------

                                                                        DECEMBER 31,
                                                                  1998                1997
ASSETS
Current assets:
   Cash and cash equivalents                                 $           668    $           459
   Trade accounts receivable, net of
    allowance for doubtful accounts
    of $164 and $21, respectively                                      3,916              3,100
   Inventories                                                         1,363                608
   Deferred income taxes                                                 861
   Other current assets                                                  132                 52
                                                             ---------------    ---------------
        Total current assets                                           6,940              4,219
Property and equipment, net                                            1,315              1,428
Note receivable from officer                                             104
Other assets                                                             141                 51
                                                             ---------------    ---------------
                                                             $         8,500    $         5,698
                                                             ---------------    ---------------
                                                             ---------------    ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $           869    $           646
   Accrued expenses                                                    1,411              1,893
   Customer deposits and deferred revenue                                 63                 59
   Current portion of long-term debt                                     436                 62
   Current portion of capital lease
    obligations                                                            5                 11
                                                             ---------------    ---------------
        Total current liabilities                                      2,784              2,671
Noncurrent portion of long-term debt                                     975                122
Noncurrent portion of capital lease
 obligations                                                                                  5
                                                             ---------------    ---------------
        Total liabilities                                              3,759              2,798
                                                             ---------------    ---------------
Commitments and contingencies (Notes 6 and 12)
Shareholders' equity:
   Convertible preferred stock; no par
    value; 2,000,000 shares authorized;
    490,929 designated as Series A, none
    outstanding; 99,619 designated as
    Series B, none outstanding
   Common stock; no par value; 15,000,000
    shares authorized; 3,485,015 and
    3,387,134 shares issued and outstanding,
    respectively                                                       6,396              6,270
   Accumulated deficit                                                (1,655)            (3,370)
                                                             ---------------    ---------------
        Total shareholders' equity                                     4,741              2,900
                                                             ---------------    ---------------
                                                             $         8,500    $         5,698
                                                             ---------------    ---------------
                                                             ---------------    ---------------

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                               YEARS ENDED DECEMBER 31,
                                                               1998                1997
Revenues                                                  $        13,742    $        10,639
Cost of revenues                                                    7,659              6,164
                                                          ---------------    ---------------

        Gross profit                                                6,083              4,475

Selling, general and administrative
 expenses                                                           4,467              5,154
Research and development expenses                                     684                236
                                                          ---------------    ---------------
        Total operating expenses                                    5,151              5,390

        Income (loss) from operations                                 932               (915)

Other income (expense):
   Interest expense                                                   (73)               (15)
   Interest income                                                      2                 37
   Other income (expense), net                                         12                 (8)
                                                          ---------------    ----------------

Income (loss) before income taxes                                     873               (901)

Income tax benefit                                                    842
                                                          ---------------    ----------------

Net income (loss)                                         $         1,715    $           (901)
                                                          ---------------    ----------------
                                                          ---------------    ----------------

Net income (loss) per basic share of
 common stock                                             $          0.50    $         (0.27)
                                                          ---------------    ----------------
                                                          ---------------    ----------------

Net income (loss) per diluted share of
 common stock                                             $          0.45    $          (0.27)
                                                          ---------------    ----------------
                                                          ---------------    ----------------

Weighted average shares outstanding - basic                         3,450              3,363
                                                          ---------------    ----------------
                                                          ---------------    ----------------

Weighted average shares outstanding -
 diluted                                                            3,806             3,363
                                                          ---------------    ----------------
                                                          ---------------    ----------------

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
-------------------------------------------------------------------------------

                                                      COMMON STOCK         ACCUMULATED
                                                  SHARES        AMOUNT       DEFICIT     TOTAL
Balance December 31, 1996                         3,330,484   $   6,131   $   (2,469)   $  3,662

Exercise of options for common stock                 55,000         116                      116

Exercise of warrants for common stock                 1,650                                    -

Amortization of deferred compensation
 related to issuance of warrants and
 options                                                             23                       23

Net loss                                                                        (901)       (901)
                                                -----------   ---------   ----------   ---------

Balance December 31, 1997                         3,387,134       6,270       (3,370)      2,900

Exercise of options for common stock                 63,824          51                       51

Exercise of warrants for common stock                34,057          52                       52

Amortization of deferred compensation
 related to issuance of warrants and
 options                                                             23                       23

Net income                                                                     1,715       1,715
                                                -----------   ---------   ----------   ---------

Balance December 31, 1998                         3,485,015   $   6,396   $   (1,655)  $   4,741
                                                -----------   ---------   ----------   ---------
                                                -----------   ---------   ----------   ---------

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                YEARS ENDED DECEMBER 31,
                                                                 1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $        1,715    $          (901)
Adjustments to reconcile net income (loss)
 to net cash from operating activities:
   Gain on disposal of equipment                                    (45)               (35)
   Depreciation and amortization                                    652                483
   Deferred income tax benefit                                     (861)
Changes in assets and liabilities:
   Decrease (increase) in:
      Accounts receivable, net                                     (816)            (1,854)
      Inventories                                                  (755)               (72)
      Other assets and patents                                     (186)               146
   Increase (decrease) in:
      Accounts payable and accrued expenses                        (259)               856
      Customer deposits and deferred revenue                          4                 12
                                                         --------------    ---------------

        Net cash used in operating activities                      (551)            (1,365)
                                                         --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                              (567)              (846)
Proceeds on disposal of property and
 equipment                                                          112                 81
Purchase of short-term investments                                                    (200)
Proceeds on sale/redemption of short-term
 investments                                                                         2,111
Note receivable from officer                                       (104)
                                                         --------------    ---------------

        Net cash (used in) provided by
         investing activities                                      (559)             1,146
                                                         --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                          2,836                200
Repayments of borrowings                                         (1,609)               (16)
Proceeds from issuance of common stock                              103                116
Principal payments on capital lease
 obligations                                                       (11)                (33)
                                                         --------------    ---------------

        Net cash provided by financing
         activities                                               1,319                267
                                                         --------------    ---------------

Net increase in cash and cash equivalents                           209                 48
Cash and cash equivalents at beginning of
 year                                                               459                411
                                                         --------------    ---------------

Cash and cash equivalents at end of year                 $          668    $           459
                                                         --------------    ---------------
                                                         --------------    ---------------

SUPPLEMENTAL DISCLOSURE
Interest paid                                            $           73    $            14
                                                         --------------    ---------------
                                                         --------------    ---------------

Taxes paid                                               $           25    $
                                                         --------------    ---------------
                                                         --------------    ---------------

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

        QualMark Corporation (the "Company") was incorporated on March 11, 1992 in the State of Colorado. Its principal business activity is the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The Company's sole manufacturing facility is located in Denver, Colorado. The Company also operates service centers, called Accelerated Reliability Test Centers ("ARTC"), where vibration and thermal chambers are available to customers for daily rental which are located at the Company's Denver, Colorado facility, in Marlborough, Massachusetts, Santa Clara, California, Huntington Beach, California, Minneapolis, Minnesota, Detroit, Michigan, Orlando, Florida and Raleigh, North Carolina. During 1998, the Company formed international alliances for service centers in Germany, the United Kingdom and Ireland.

      CASH AND CASH EQUIVALENTS

        Cash on hand and in banks, together with repurchase agreements and marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

      CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

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

      ADVERTISING EXPENSE

        The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising and marketing expense for 1998 and 1997 was $135,000 and $148,000, respectively.

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

      FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and long term debt approximate fair value.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      NET INCOME (LOSS) PER SHARE

        Net income (loss) per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Net income (loss) per diluted share of common stock adds to basic weighted shares the weighted average number of shares of potential common shares (diluted stock options and warrants) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive. The calculation of basic and diluted earnings per share is as follows (in thousands):

                                                                          DECEMBER 31,
                                                                     1998                1997
        Basic earnings per share computation
           Net income (loss)                                    $         1,715     $         (901)
                                                                ---------------    ---------------
                                                                ---------------    ---------------

           Weighted average shares outstanding - basic                    3,450              3,363
                                                                ---------------    ---------------
                                                                ---------------    ---------------

           Basic earnings (loss) per share                      $          0.50     $        (0.27)
                                                                ---------------    ---------------
                                                                ---------------    ---------------

        Diluted earnings per share computation
           Net income (loss)                                    $         1,715     $         (901)
                                                                ---------------    ---------------
                                                                ---------------    ---------------

           Weighted average shares outstanding - basic                    3,450              3,363
           Dilutive stock options and warrants                              356
                                                                ---------------    ---------------
                                                                          3,806              3,363
                                                                ---------------    ---------------
                                                                ---------------    ---------------

           Diluted earnings (loss) per share                    $          0.45     $       (0.27)
                                                                ---------------    ---------------
                                                                ---------------    ---------------

        Options to purchase 55,500 shares of common stock were excluded from dilutive stock option calculations for 1998, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

        Options and warrants to purchase 617,293 shares were not included in the computation of earnings per share assuming dilution at December 31, 1997, because including the options would result in an antidilutive effect on earnings per share.

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

      NEW ACCOUNTING PRONOUNCEMENTS

        In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not have any items that are required to be recognized as components of comprehensive income.

        In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 10.)

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. This statement is effective for the Company's financial statements for the year ending December 31, 2000. Currently, the Company does not engage in such activities and the adoption of this standard is not expected to have an effect on the Company's financial position.

2.    INVENTORIES

        Inventories consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                           1998                1997
        Raw materials                                 $           708    $           457
        Work in process                                           198                121
        Finished goods                                            457                 30
                                                      ---------------    ---------------
                                                      $         1,363    $           608
                                                      ---------------    ---------------
                                                      ---------------    ---------------

3.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                           1998                1997
        Machinery and equipment                       $         2,130    $         1,679
        Furniture and fixtures                                    167                165
        Leasehold improvements                                    421                400
        Less: Accumulated depreciation and
         amortization                                          (1,403)              (816)
                                                      ---------------    ---------------
                                                      $         1,315    $         1,428
                                                      ---------------    ---------------
                                                      ---------------    ---------------

        Depreciation expense was $613,000 and $445,000 for the years ended December 31, 1998 and 1997, respectively.

        The Company leases certain office and service center equipment under capital leases. Property and equipment above include the following amounts for leases that have been capitalized (in thousands):

                                                                 DECEMBER 31,
                                                           1998                1997
        Machinery and equipment                       $            76    $            76
        Less: Accumulated amortization                            (52)               (38)
                                                      ---------------    ---------------
                                                      $            24    $           38
                                                      ---------------    ---------------
                                                      ---------------    ---------------

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.    ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                           1998                1997

        Accrued warranty                              $           444    $           190
        Accrued legal expense                                     390              1,152
        Accrued employee related                                  231                359
        Accrued royalties payable                                 207                109
        Other                                                     139                 83
                                                      ---------------    ---------------

                                                      $         1,411    $         1,893
                                                      ---------------    ---------------
                                                      ---------------    ---------------

5.       INDEBTEDNESS

        In May 1996, the Company entered into a line of credit arrangement with a bank. The credit line, as amended August 1997, provided for draws up to $1,300,000, bore interest at prime plus 1.5%, matured August 2000 and was secured by substantially all the assets of the Company. The Company maintained certain financial and other covenants in order to draw amounts available under the line of credit. Through December 31, 1997, the Company had not drawn any amounts under the line of credit.

        During September 1997, the Company borrowed $200,000 from a bank to purchase equipment. Interest on the loan accrued at a rate equal to the prime rate plus 1.75%, which was 10.25% at December 31, 1997. The loan was secured by substantially all equipment of the Company and was payable in equal installments over three years.

        During September 1998, the Company drew $750,000 from the above line of credit. Additionally, during September 1998, the Company borrowed additional amounts from a bank to purchase equipment, for a total equipment loan outstanding of $675,000. Interest on the loan accrued at a rate equal to the prime rate plus 1.5%. The loan was secured by substantially all equipment of the Company and was payable in equal installments over three years.

        During December 1998, the Company terminated the above equipment loan and line of credit and entered into a new line of credit arrangement and term loan agreement with a bank. The credit line provides for draws up to $3,000,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), matures December 2001 and is secured by substantially all the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Through December 31, 1998, the Company had not drawn any amounts under the line of credit.

        The term loan agreement provides for draws up to $2,000,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 7.41% at December 31, 1998. The term loan matures December 2001 and is secured by substantially all the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit, with which the Company was in compliance at December 31, 1998. Through December 31, 1998, the Company had drawn $1,411,000 under the term loan agreement. The following represents future amounts payable at December 31, 1998 (in thousands).

        Year ended December 31,
           1999                                           $           436
           2000                                                       470
           2001                                                       505
                                                          ---------------
                                                          $         1,411
                                                          ---------------
                                                          ---------------

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.    LEASE COMMITMENTS

        The Company leases equipment, office space, and operating facilities under capital and operating lease arrangements. Future minimum lease payments consist of the following at December 31, 1998 (in thousands):

                                                               CAPITAL           OPERATING
                                                               LEASES             LEASES              TOTAL
        Year ended December 31,
                    1999                                  $              3    $           472   $            475
                    2000                                                 3                381                384
                    2001                                               -                  178                178
                    2002                                               -                   41                 41
                    2003                                               -
                                                           ---------------    ---------------   ----------------
                                                                         6    $         1,072   $          1,078
                                                                              ---------------    ---------------
                                                                              ---------------    ---------------
        Less:  Interest                                                 (1)
                                                           ---------------
                                                                         5
        Current portion                                                 (5)
                                                           ---------------
        Long-term portion                                  $             0
                                                           ---------------
                                                           ---------------

        Rent expense for the years ended December 31, 1998 and 1997 was $489,000 and $389,000, respectively. The Company sublet some of the office space under a cancelable agreement in 1997. Sublease income for the years ended December 31, 1998 and 1997 was $23,000 and $13,000, respectively.

7.    INCOME TAXES

        Income tax expense (benefit) consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                           1998                1997
        Current tax expense (benefit)
           Federal                                    $            14   $          -
           State                                                    5              -
                                                      ---------------    ---------------
                                                                   19
        Deferred tax expense (benefit)
           Federal                                               (743)             -
           State                                                 (118)             -
                                                      ----------------   ---------------
                                                                 (861)             -
                                                      ----------------   ---------------
                                                      $          (842)   $         -
                                                      ----------------   ---------------
                                                      ----------------   ---------------

        A reconciliation of the statutory Federal income tax rate to the income tax provision (benefit) is as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                1998                 1997
                                                      ----------------------   --------------------
                                                          AMOUNT       %       AMOUNT       %
        Computed "expected" tax                       $       297     34.0%    $  (306)    (34.0)%
        State income taxes, net of Federal
         income tax effect                                     54      6.1         (30)     (3.3)
        Utilization of NOL                                   (323)   (37.0)
        Recording (release) of valuation
         allowance                                           (914)  (104.7)        339      37.6
        Other                                                  44      5.1          (3)     (0.3)
                                                      -----------   ------     -------     -----
                                                      $      (842)   (96.5)%   $     -       -   %
                                                      -----------   ------     -------     -----
                                                      -----------   ------     -------     -----

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                                 DECEMBER 31,
                                                           1998                1997
        Deferred tax liabilities:
           Depreciation                               $           (26)   $          -
                                                      ---------------    ---------------
        Gross deferred tax liabilities                            (26)              -
                                                      ---------------    ---------------
        Deferred tax assets:
           NOL carryforwards                                      419                718
           Accrued liabilities                                    208                402
           Accrued warranty payable                               175                 76
           Amortization                                             5                 33
           Allowance for doubtful accounts                         65                  8
           Other                                                   15
                                                      ---------------    ---------------
        Gross deferred tax assets                                 887              1,237

        Valuation allowance                                      -                (1,237)
                                                      ---------------    ---------------
        Net deferred tax assets                                   887              -
                                                      ---------------    ---------------
        Net deferred tax asset (liability)            $           861    $         -
                                                      ---------------    ---------------
                                                      ---------------    ---------------

        As of December 31, 1998 and 1997, the Company had net operating loss ("NOL") carryforwards of approximately $1,063,000 and $1,820,000, respectively, which are available to offset future taxable income. The ultimate realization of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The release of the valuation allowance in 1998 is based on management's conclusion that sufficient positive evidence regarding realization of certain tax carryforward items does now exist.

8.    CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

      STOCK WARRANTS

        In 1995, warrants to purchase 72,000 shares of common stock at an exercise price of $2.13 per share were issued to a principal shareholder, in connection with the Company's sale of Hobbs Engineering Corporation to the shareholder (Note 11). The warrants vest and are exercisable in 25% increments on December 31, 1996, 1997, 1998 and 1999. All warrants expire five years from the grant date. Compensation expense relative to these warrants of $62,000 will be charged to expense over the four-year vesting period which began January 1, 1996.

        Also in 1995, warrants to purchase 50,009 shares of common stock at an exercise price of $3.375 per share were issued in connection with the issuance of $500,000 of 10% secured notes. During 1998 and 1997, 15,002 and 5,001 of these warrants were exercised to purchase 15,002 and 1,650 shares of common stock, respectively.

        During 1996, the Company offered its stock for sale to the public. In connection therewith, the Company issued to the underwriter a five-year warrant to purchase up to 132,170 shares of common stock at $4.50 per share. During 1998, 44,277 of these warrants were used to purchase 19,055 shares of common stock.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      STOCK OPTIONS

        In 1993, the Company adopted an incentive stock option plan (the "1993 Plan") which provides employees and officers with an opportunity to purchase an aggregate of 159,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

        Stock option transactions of the 1993 Plan are summarized below:

                                                                      WEIGHTED AVERAGE
                                                           SHARES      EXERCISE PRICE
        Outstanding at December 31, 1996                   159,746         $  2.10

        Exercised                                          (54,750)           2.12
        Forfeited                                           (2,250)           2.04
                                                          --------         -------
        Outstanding at December 31, 1997                   102,746            2.10

        Exercised                                           (1,874)           2.13
        Forfeited                                             (375)           2.13
                                                          ---------        -------
        Outstanding at December 31, 1998                   100,497         $  2.10
                                                          --------         -------
                                                          --------         -------

        At December 31, 1998 and 1997, options were exercisable with respect to 86,709 and 64,774 shares, respectively, with exercise prices ranging from $2.00 to $2.13 and a weighted average exercise price of $2.09 for both year ends.

        During 1998 and 1997, compensation expense of $7,000 was recorded in connection with a November 1995 grant of 31,895 options to three employees of the Company. There is no unamortized deferred compensation at December 31, 1998 as 1998 was the final year of the vesting period.

        An additional 175,788 nonqualified stock options have been issued to the Company's president outside of the plan described above. During 1998, nonqualified options of 59,700 shares of common stock were exercised at an exercise price of $.67 per share. At December 31, 1998, nonqualified options to purchase 116,088 shares at a price of $2.00 per share are exercisable. At December 31, 1997, nonqualified options to purchase 59,700 shares of common stock at an exercise price of $.67 per share and 116,088 shares of common stock at an exercise price of $2.00 per share were exercisable.

        In 1995, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% (or 110% in the case of a holder of 10% or more of the voting power of all classes of stock of the Company) of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors. Aggregate common shares of 472,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        Stock option transactions of the 1996 Plan are summarized below:

                                                                      WEIGHTED AVERAGE
                                                           SHARES      EXERCISE PRICE
        Outstanding at December 31, 1996                   162,250         $  3.59

        Granted                                            236,750            4.67
        Exercised                                             (250)           3.25
        Forfeited                                          (10,750)           3.76
                                                          --------         -------
        Outstanding at December 31, 1997                   388,000            4.25

        Granted                                             76,250            6.56
        Exercised                                           (2,250)           3.41
        Forfeited                                          (31,000)           4.38
                                                          ---------        -------
        Outstanding at December 31, 1998                   431,000         $  4.63
                                                          --------         -------
                                                          --------         -------

        At December 31, 1998 and 1997, options were exercisable with respect to 123,375 and 35,688 shares, respectively, with exercise prices ranging from $3.25 to $7.00 and a weighted average exercise price of $4.06 and $3.56, respectively.

      FAIR VALUE

        Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                           1998                1997
        Net income (loss):
           As reported                                  $     1,715         $    (901)
           Pro forma                                    $     1,596         $  (1,001)

        Basic income (loss) per share:
           As reported                                  $      0.50         $   (0.27)
           Pro forma                                    $      0.46         $   (0.30)

        Fully diluted income (loss) per share:
           As reported                                  $      0.45         $   (0.27)
           Pro forma                                    $      0.42         $   (0.30)

        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1998 and 1997: dividend yield of zero; expected volatility of 46% and 42%, respectively; risk-free interest rates of 4.54% and 5.80%, respectively, and an expected term of six years. The risk-free interest rate used in the calculation is the yield on the grant date of a U.S. Treasury Strip with a maturity equal to the expected term of the option. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.    PROFIT SHARING PLAN

        The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. The Company may make discretionary contributions, as determined by the Board of Directors each year, to employee participants who have more than one year of service. Participants vest in employer contributions at a rate of 20% per year over five years. During 1998, the Company contributed $20,000 to the Plan. No employer contributions were made during 1997.

10.   SEGMENT INFORMATION

        In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in two business segments, equipment and Accelerated Reliability Test Centers ("ARTC"). The equipment segment ("Equipment") is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental.

        The accounting policies for these segments are the same as those described in Note 1 and there are no intersegment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

        The table below summarizes information about reported segments (in thousands):

                                                              EQUIPMENT            ARTC               TOTAL
                    YEAR ENDED DECEMBER 31, 1998
                    Sales                                     $     10,151            $ 3,591       $    13,742
                    Gross profit                                     4,609              1,474             6,083
                    Property and equipment, net                        303              1,012             1,315

                    YEAR ENDED DECEMBER 31, 1997
                    Sales                                      $     7,683           $  2,956       $    10,639
                    Gross profit                                     3,343              1,132             4,475
                    Property and equipment, net                        304              1,124             1,428

        The following is sales by geographic area (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                           1998               1997

                    United States                     $       12,820    $      10,294
                    International                                922              345
                                                      ---------------   -------------

                    Total                             $       13,742    $      10,639
                                                      ---------------   -------------
                                                      ---------------   -------------

        International sales are based on where the products were shipped and where ARTC services were rendered.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

11.   RELATED PARTY TRANSACTIONS

        In 1995, the Company sold the assets of Hobbs Engineering Corporation
      (HEC), excluding any patents or other intellectual property, to Dr. Hobbs, a principal shareholder of the Company. In connection with the sale, the Company agreed to make quarterly royalty payments to Dr. Hobbs equal to two percent of the Company's total revenues, increasing to a maximum of three percent if certain revenue levels are achieved, for the period January 1, 1996 through December 31, 1999, in exchange for Dr. Hobbs being available to actively promote the Company's products and services. Royalties in excess of the 2% base royalty are calculated as .5% and 1% of total revenues if the following revenue levels are achieved:

                             ADDITIONAL 0.5% ROYALTY            ADDITIONAL 1.0% ROYALTY
              YEAR             IF REVENUES EXCEED:                IF REVENUES EXCEED:
              1998               $   11,000,000                     $   12,000,000
              1999                   13,000,000                         14,000,000

        During 1998 and 1997, royalties of $412,000 and $324,000, respectively, were expensed relating to this agreement.

        During 1998, the Company lent $104,000 to the Company's president pursuant to a note secured by his primary residence, with interest accruing at a rate equal to the 10% annually. The note is payable over five years, with 5% of the principal due at each anniversary date and the remaining balance due to the end of the term.

      12.  LEGAL MATTERS

        On March 22, 1996, the Company was served with a summons and complaint from Screening Systems, Inc. ("SSI"), a competitor. The complaint, as amended, alleges the Company's vibration system infringes three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and seeks injunctive relief, monetary damages and costs of litigation. Because Hughes would not voluntarily join the action as plaintiff, SSI has named Hughes as a defendant in the action.

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

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        In response to the current litigation, the Company consulted with its current legal and patent counsel, who agreed with prior patent counsels' opinions that the Company's vibration system does not infringe the SSI patent. Consequently, management intends to vigorously defend this litigation. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and of the loss of management time needed to deal with the suit. At December 31, 1998, the Company has an accrual of $390,000 to cover the estimated remaining legal fees associated with defending this suit.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1999                    QUALMARK CORPORATION


                                          By:  /s/ W. PRESTON WILSON
                                              --------------------------------
                                              W. Preston Wilson, President and
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                               Date
---------                        -----                                               ----

/s/ W. Preston Wilson            President, Chief Executive Officer                  March 26, 1999
---------------------------      and Director
W. Preston Wilson

/s/ Vernon W. Settle             Vice President, Finance and Administration          March 26, 1999
--------------------             Principal Accounting Officer
Vernon W. Settle

/s/ H. Robert Gill               Director                                            March 26, 1999
------------------
H. Robert Gill

/s/ Philip A. Gordon             Director                                            March 26, 1999
--------------------
Philip A. Gordon

/s/ Charles A. French            Director                                            March 26, 1999
---------------------
Charles A. French

/s/ William B. Phillips          Director                                            March 26, 1999
------------------------
William B. Phillips

/s/ William J. Sanko             Director                                            March 26, 1999
--------------------
William J. Sanko

                                        INDEX TO EXHIBITS

Exhibit Number          Description                                                                      Sequential Page No.
--------------          -----------                                                                      -------------------
3.1                     Amended and Restated Articles of Incorporation of the Company. (1)
3.2                     Amended and Restated Bylaws of the Company. (1)
4.1                     Form of Certificate for Shares of Common Stock. (1)
4.6                     Form of Warrant issued to holders of 10% secured promissory notes. (1)
10.1                    QualMark Corporation 1993 Incentive Stock Option Plan. (1)
10.2                    QualMark Corporation 1996 Stock Option Plan. (3)
10.3                    Employment Agreement dated March 1, 1993 by and between the Company and W.
                        Preston Wilson. (1)
10.4                    Employment Agreement dated August 15, 1994 by and between the Company and J.
                        Wayne Farlow. (1)
10.5                    Agreement dated September 30, 1995 by and between the Company and Gregg K.
                        Hobbs. (1)
10.8                    Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)
10.11                   Loan and Security Agreement dated April 30, 1996, by and between QualMark
                        Corporation and Silicon Valley Bank, as amended by Amendment to Loan and
                        Security Agreement dated August 18, 1997. (2)
10.12                   Loan and Security Agreement dated December 22, 1998, by and between QualMark
                        Corporation and U.S. Bank National Association.
10.13                   Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between
                        QualMark and U.S. Bank National Association.
27.1                    Financial Data Schedule

-------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Filed as an Exhibit to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.