Form 10QSB
period 1999-03-31
QUALMARK CORP
filed 1999-05-10
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March  31, 1999
                              --------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from ______________________ to _______________________

Commission file number     0-28484
                      ----------------------------------------------------------

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Colorado                             84-1232688
    -------------------------------              -------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

   1329 West 121st Avenue, Denver, CO                   80234
----------------------------------------         -------------------
(Address of principal executive offices)              (Zip Code)

(Issuer's telephone number)                 (303) 254-8800
                           -----------------------------------------------------


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ]No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at March 31, 1999 is
3,539,015.
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                          MARCH 31, 1999
                                                            (UNAUDITED)     DEC. 31, 1998
                                                          --------------    -------------
                    ASSETS
Cash                                                         $   575           $   668
Trade accounts receivable, net of allowance for
    doubtful accounts of $164 at March 31, 1999
    and December 31, 1998                                      3,717             3,916
Inventories                                                    1,690             1,363
Deferred income taxes                                            970               861
Other current assets                                             193               132
                                                             -------           -------
    Total current assets                                       7,145             6,940

Property and equipment, net                                    1,367             1,315
Note receivable from officer                                     103               104
Other assets                                                     154               141
                                                             -------           -------

Total assets                                                 $ 8,769           $ 8,500
                                                             -------           -------
                                                             -------           -------

                       LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable                                             $   753           $   869
Accrued expenses                                               1,213             1,411
Customer deposits and deferred revenue                            76                63
Current portion of long term obligations                         905               441
                                                             -------           -------
    Total current liabilities                                  2,947             2,784

Noncurrent portion of long term obligations                    1,111               975

Shareholders' Equity:
Common stock; no par value; 15,000,000
    shares authorized; 3,539,015 and 3,485,015
    shares issued and outstanding at March 31, 1999
    and December 31, 1998, respectively                        6,517             6,396
Accumulated deficit                                           (1,806)           (1,655)
                                                             -------           -------
    Total shareholders' equity                                 4,711             4,741
                                                             -------           -------

Total liabilities and shareholders' equity                   $ 8,769           $ 8,500
                                                             -------           -------
                                                             -------           -------

   The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         For the three     For the three
                                                          months ended      months ended
                                                         March 31, 1999    March 31, 1998
                                                         --------------    --------------
Net revenue                                                 $ 2,981           $ 3,151
Cost of revenue                                               1,803             1,796
                                                            -------           -------
    Gross profit                                              1,178             1,355

Selling, general and administrative expenses                  1,235             1,142
Research and development expenses                               170               188
                                                            -------           -------
    Income(loss) from operations                               (227)               25

Other income (expense):
    Interest expense                                            (37)               (1)
    Interest Income                                               8
    Other income                                                                   12
                                                            -------           -------

Income(loss) before taxes                                      (256)               36

Income tax benefit                                             (105)
                                                            -------           -------

Net income (loss)                                           ($  151)          $    36
                                                            -------           -------
                                                            -------           -------


Basic and diluted income(loss) per share                    ($ 0.04)          $  0.01

Weighted average number of common shares - basic              3,510             3,395

Weighted average number of common shares - diluted            3,510             3,867


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                           For the three    For the three
                                                                           months ended     months ended
                                                                          March 31, 1999   March 31, 1998
                                                                          --------------   --------------
Cash Flows From Operating Activities:
Net income(loss)                                                              ($151)          $  36
Adjustments to reconcile net income(loss) to net cash from operating activities:
      Depreciation and amortization                                             133             119
      Warrant and stock option expense                                            6               6
      Change in deferred income taxes                                          (109)
Change in assets and liabilities:
      Accounts receivable                                                       199              77
      Inventories                                                              (327)             44
      Other assets                                                              (63)            (30)
      Accounts payable and accrued expenses                                    (313)           (141)
      Customer deposits and deferred revenue                                     13              35
                                                                            -------           -----
          Net cash provided(used) by operating activities                      (612)            146
                                                                            -------           -----

Cash Flows From Investing Activities:
Acquisition of property and equipment                                          (184)           (216)
Investments in patents                                                          (11)
                                                                            -------           -----
      Net cash used by investing activities                                    (195)           (216)

Cash Flow From Financing Activities:
Principal payments on long term obligations                                      (1)            (20)
Proceeds from borrowings                                                        600
Sale of common stock                                                            115              37
                                                                            -------           -----
      Net cash provided by financing activities                                 714              17
                                                                            -------           -----

Net decrease in cash                                                            (93)            (53)
Cash at beginning of period                                                     668             459
                                                                            -------           -----
Cash at end of period                                                         $ 575           $ 406
                                                                            -------           -----
                                                                            -------           -----

SUPPLEMENTAL DISCLOSURE
      Interest paid                                                           $  26           $   4
      Taxes paid                                                              $   4

   The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the Company), was founded in 1991 and is a manufacturer of physical stress systems. These systems rapidly and efficiently expose product design and manufacturing related failures on its customers' products, thereby providing manufacturers the necessary information to improve product quality. The Company also operates a network of test centers that its customers may use as an alternative, or in addition, to purchasing its systems.

NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto.

The interim financial data as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months are not necessarily indicative of results for the remainder of 1999.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                  3/31/99
                                 (unaudited)     12/31/98
                                 -----------     --------
         Raw materials            $  585          $  708
         Work in process             484             198
         Finished goods              621             457
                                  ------          ------
                                  $1,690          $1,363
                                  ------          ------
                                  ------          ------

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

Due to the Company's loss from continuing operations in the quarter end March 31, 1999, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 815,983 shares were not included in the computation of earnings per share assuming dilution at March 31, 1999 because including the options would result in an antidilutive effect on earnings per share. Options and warrants to purchase 926,961 are included in the computation of earnings per share at March 31, 1998, assuming dilution as the options and warrants would have had a dilutive effect on earnings.

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

     The trial has been set to begin August 31, 1999. In response to that action, the Company consulted with its current legal and patent counsel, who agreed with prior patent counsels' opinion that the Company's vibration system does not infringe the SSI patents. Both sides have filed motions with the Court to limit issues for trial, or perhaps obviate the need for trial.

     SSI filed a second action against QualMark in March 1998 asserting one claim for a declaratory judgment and several additional claims in the nature of false advertising and unfair competition. The case had been stayed until March 1999 when the Court consolidated it with the patent infringement case and set it for trial on August 31, 1999.

     Management intends to vigorously defend both actions. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and the loss of management time needed to deal with the suit. At December 31, 1997, the Company accrued an estimate provided by its legal counsel as to costs related to cover the legal fees associated with defending the suit. No additional accrual was warranted for 1998 and the quarter ended March 31, 1999.

     The Company believes that the legal action by the plaintiff is without merit and will continue to vigorously defend itself in these matters.

NOTE 5 - Segment Information

The Company operates two business segments, equipment and Accelerated Reliability Test Centers ("ARTC"). The equipment segment ("Equipment") is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing for various electronic devices. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental.

   The accounting policies for these segments are the same as those described in Note 1 of the Company's Form 10-K-SB for 1998 and there are no intersegment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about the reported segments (in thousands):

                                             EQUIPMENT         ARTC        TOTAL
THREE MONTHS ENDED 3/31/99

Sales                                          $2,158          $823       $2,981
Gross profit                                      887           291        1,178
Property and equipment, net                       423           944        1,367


THREE MONTHS ENDED 3/31/98

Sales                                          $2,193          $958       $3,151
Gross profit                                      933           422        1,355
Property and equipment, net                       516         1,011        1,527


The following is sales by geographic area (in thousands):

                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                               MARCH 31, 1999       MARCH 31, 1998
     United States                                $2,373                     $3,148
     International                                   608                          3
                                             --------------------------------------

     Total                                        $2,981                     $3,151
                                             --------------------------------------

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

Revenue

Net revenue decreased $170,000 or 5.4% for the three months ended March 31, 1999, as compared with the three months ended March 31, 1998, from $3,151,000 to $2,981,000.

System sales decreased from $2,193,000 to $2,158,000 or 1.6% as unit shipments decreased from eighteen to fifteen systems. Test center revenue decreased from $958,000 to $823,000, or 14.1%. The Company operated eight test centers in the U.S. and had three strategic partnership test center operations in Europe during the period versus eight test centers in the U.S. and one strategic partnership operation in Europe during the same period in 1998.

Gross Margin

The gross margin for the three months ended March 31, 1999 was 39.5%. This compares to a gross margin of 43.0% for the three months ended March 31, 1998. The reduction in the gross margin for the three months ended March 31, 1999 is mostly due to decreased capacity utilization in the test centers. The test center costs are relatively fixed with only minimal variable cost impact as sales increase. Thus, with the decreased sales in the period ending March 31, 1999, test center margin decreased accordingly.

Operating Expense

General and administrative expenses increased from $510,000 to $550,000 for the three months ended March 31, 1999 compared to the same three month period in 1998. The increase reflects additional costs for general company administration, including the costs for international expansion efforts and test center administration.

Sales and marketing expenses increased $53,000 from $632,000 for the three months ended March 31, 1998 to $685,000 for the three months ended March 31, 1999. This increase is primarily due to increases in department headcount and associated expenses over the same three month period in 1998.

Research and development costs decreased from $188,000 for the three months ended March 31, 1998 to $170,000 for the three months ended March 31, 1999. The decrease is associated with the management of the department's project expenses. The overall 1999 R&D budget of approximately $1,000,000 is not expected to be affected for the rest of 1999 but will be monitored as revenue levels return to the expected growth patterns. Total R&D expenditures for all of 1998 were $684,000.

For the three months ended March 31, 1999, interest expense was $37,000. Interest income from a note receivable to an officer was $8,000. This compares with interest expense of $1,000 in the prior year's three month period ending March 31, 1998. Interest expense increased in the three month period ended March 31, 1999 over the three month period ended March 31, 1998 because of increased borrowing. At March 31, 1999 the Company had utilized $2,000,000 of its $5,000,000 credit facility with its bank compared to a $170,000 credit utilization at March 31, 1998.

Liquidity and Capital Resources

During the first three months of 1999, the Company's operations used $612,000 of cash in operating activities, invested $184,000 for equipment, invested $11,000 for patents and paid $1,000 in lease payments. The Company also borrowed $600,000 under its credit line agreement with its bank. An early investor exercised warrants for a total net increase in common stock of $115,000. Together, these activities resulted in a cash decrease of approximately $93,000 to a quarter ending cash balance of $575,000.

The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and by utilizing its $5,000,000 credit line with its bank. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.

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

A vast majority of the employees of the Company utilize personal computers in their work. One of the risks identified is that these personal computers may not function or function properly due to the internal embedded controllers not being Year 2000 compliant. The same problem may exist in the Company's local network server, wide-area network server equipment and the Company's internal telephone system. Management believes the potential for problems primarily involves older equipment. Most of the personal computers and network server equipment have been purchased within the last two years and are believed to be at lower risk than the smaller population of older computer equipment in use around the Company. The internal telephone system was purchased from and is supported by a leading manufacturer of that type of equipment. Software to diagnose Year 2000 compliance for the personal computers and network servers has been identified and procurement is underway. The cost for this software is less than $1,000. It is unknown at this time how much of this equipment is subject to the Year 2000 problem, however a worst case scenario assumes the cost of replacing non-compliant equipment to be $105,000. The most likely scenario of replacing affected computer and telephone equipment has not been determined at this time. However, management has included approximately $60,000 in computer and telephone system upgrades into its 1999 operating plan.

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

An area that has been identified as bringing potential problems in Year 2000 compliance involves key suppliers of inventory materials. The Company utilizes three key vendors as suppliers in the manufacture of its OVS systems. The Company cannot guarantee that the systems of these suppliers, or other companies on which the Company relies, will be Year 2000 compliant. Other than those three vendors, the Company's inventory suppliers are commodity or off-the-shelf parts distributors that can be replaced with little or no notice. It is believed that the three critical key-component suppliers could be replaced in the event that one or all were determined to be subject to critical shipment delays due to Year 2000 issues. Due to the lead times associated with bringing new suppliers on-line, early determination of vendor Year 2000 compliance is necessary. It is believed that the Company's vendors are Year 2000 compliant. Management had set a compliance deadline of March 31, 1999 for its key vendors and those identified as key vendors have certified that they are Year 2000 compliant. Every attempt will be made to ensure that a continuous supply of the key components is maintained.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

     See Note 4 to Financial Statements.



Item 6   Exhibits and Reports on Form 8-K.


     (a) Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended March 31, 1999 - none.




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            QualMark Corporation



Date: May 10, 1999                  By: /s/ W. PRESTON WILSON
                                       ------------------------
                                        W. Preston Wilson
                                        President, Chief Executive Officer


Date: May 10, 1999                      /s/ VERNON W. SETTLE
                                       ------------------------
                                        Vernon W. Settle
                                        VP, Finance & Administration
                                        Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit  Description
Number   -----------
------
3.1      Amended and Restated Articles of Incorporation of the Company.(1)
3.2      Amended and Restated Bylaws of the Company.(1)
4.1      Form of Certificate for Shares of Common Stock.(1)
4.6      Form of Warrant issued to holders of 10% secured promissory notes.(1)
10.1     QualMark Corporation 1993 Incentive Stock Option Plan.(1)
10.2     QualMark Corporation 1996 Stock Option Plan.(3)
10.3     Employment Agreement dated March 1, 1993 by and between the Company and
         W. Preston Wilson.(1)
10.4     Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)
10.5     Agreement dated September 30, 1995 by and between the Company and Gregg
         K. Hobbs.(1)
10.8     Addendum to Agreement dated as of December 21, 1995 by and between the
         Company and Gregg K. Hobbs.(1)
10.11    Loan and Security Agreement dated April 30, 1996, by and between
         QualMark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)
10.12    Loan and Security Agreement dated December 22, 1998, by and between
         QualMark Corporation and U.S. Bank National Association.(4)
10.13    Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.(4)
27.1     Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Filed as an Exhibit to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.
(4) Filed as an exhibit to the Company's Annual Report of Form 10-KSB for the year ended December 31, 1999.