Form 10QSB
period 1999-06-30
QUALMARK CORP
filed 1999-08-20
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                              -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from _____________________ to _______________________

Commission file number     0-28484
                       --------------------------------------------------------

                              QualMark Corporation
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                  Colorado                                 84-1232688
-----------------------------------------            --------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

     1329 West 121st Avenue, Denver, CO                           80234
-------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number)             (303) 254-8800
-------------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at August 13, 1999 is 3,539,015.
---------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):      [ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              QUALMARK CORPORATION
                                 BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                       JUNE 30, 1999
                                                        (UNAUDITED)      DEC. 31, 1998
                                                       -------------------------------
                    ASSETS
Cash                                                        $164             $668
Trade accounts receivable, net of allowance for
    doubtful accounts of $164 at June 30, 1999
    and December 31, 1998                                  4,243            3,916
Inventories                                                1,344            1,363
Deferred income taxes                                      1,443              861
Other current assets                                         176              132
                                                          ------           ------
    Total current assets                                   7,370            6,940

Property and equipment, net                                1,448            1,315
Long-term notes receivable                                   104              104
Other assets                                                 152              141
                                                          ------           ------

Total assets                                              $9,074           $8,500
                                                          ======           ======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                          $1,007             $869
Accrued expenses                                           1,947            1,411
Customer deposits and deferred revenue                        70               63
Current portion of long term obligations                   1,050              441
                                                          ------           ------
    Total current liabilities                              4,074            2,784

Noncurrent portion of long term obligations                  961              975

Shareholders' Equity:
Common Stock; no par value;15,000,000
    shares authorized; 3,539,015 and 3,485,015
    shares issued and outstanding at June 30, 1999
    and December 31, 1998, respectively                    6,523            6,396
Accumulated deficit                                       (2,484)          (1,655)
                                                          ------           ------
    Total shareholders' equity                             4,039            4,741
                                                          ------           ------

Total liabilities and shareholders' equity                $9,074           $8,500
                                                          ======           ======


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE    FOR THE THREE      FOR THE SIX       FOR THE SIX
                                                               MONTHS ENDED     MONTHS ENDED     MONTHS ENDED      MONTHS ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999     JUNE 30, 1998
                                                           ---------------------------------------------------------------------
Net revenue                                                          $3,400           $3,429           $6,381            $6,580
Cost of sales                                                         2,132            1,869            3,935             3,665
                                                           ---------------------------------------------------------------------
    Gross profit                                                      1,268            1,560            2,446             2,915

Selling, general and administrative expenses                          2,193            1,079            3,428             2,221
Research and development expenses                                       185              195              355               382
                                                           ---------------------------------------------------------------------
    Income(loss) from operations                                     (1,110)             286           (1,337)              312

Other income (expense):
    Interest                                                            (40)             (13)             (69)              (14)
    Other                                                                                                                    12
                                                           ---------------------------------------------------------------------
Net income(loss) before income taxes                                 (1,150)             273           (1,406)              310

Provision (benefit) for income taxes                                   (472)              18             (577)               18
                                                           ---------------------------------------------------------------------

Net income (loss)                                                     ($678)            $255            ($829)             $292
                                                           =====================================================================


Basic earnings(loss) per share                                       ($0.19)           $0.07           ($0.24)            $0.09
Diluted earnings(loss) per share                                      (0.19)            0.07            (0.24)             0.08

Weighted average number of common shares - basic                      3,539            3,435            3,525             3,415
Weighted average number of common shares - diluted                    3,539            3,868            3,525             3,831


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                       FOR THE SIX                  FOR THE SIX
                                                                                      MONTHS ENDED                 MONTHS ENDED
                                                                                     JUNE 30, 1999                JUNE 30, 1998
                                                                                 ------------------            -----------------
Cash Flows From Operating Activities:
Net income(loss)                                                                             ($829)                        $292
Adjustments to reconcile net income(loss) to net cash from
  operating activities:
    Depreciation and amortization                                                              277                          279
    Warrant and stock option expense                                                            11
    Change in deferred income taxes                                                           (582)
Change in assets and liabilities:
    Accounts receivable                                                                       (327)                        (851)
    Inventories                                                                                 19                         (173)
    Notes receivable                                                                                                        (79)
    Other assets                                                                               (29)                         (29)
    Accounts payable and accrued expenses                                                      674                           53
    Customer deposits and deferred revenue                                                       7                           25
                                                                                 ------------------            -----------------
        Net cash used in operation activities                                                 (779)                        (483)
                                                                                 ------------------            -----------------


Cash Flows From Investing Activities:
Acquisition of property and equipment                                                         (410)                        (396)
Investment in patents                                                                          (26)
                                                                                 ------------------            -----------------
    Net cash used in investment activities                                                    (436)                        (396)
                                                                                 ------------------            -----------------


Cash Flow From Financing Activities:
Proceeds from borrowing                                                                        750                          775
Proceeds from issuance of common stock                                                         116                          113
Payments on long term obligations                                                             (155)                         (41)
                                                                                 ------------------            -----------------
    Net cash provided by financing activities                                                  711                          847
                                                                                 ------------------            -----------------

Net decrease in cash                                                                          (504)                         (32)
Cash at beginning of period                                                                    668                          459
                                                                                 ------------------            -----------------
Cash at end of period                                                                         $164                         $427
                                                                                 ==================            =================

NONCASH FINANCING ACTIVITIES
SUPPLEMENTAL DISCLOSURE
    Interest paid                                                                              $69                          $15
    Taxes paid                                                                                  $1


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the "Company") was founded in 1991 and is a manufacturer of physical stress systems. These systems rapidly and efficiently expose product design and manufacturing related failures on its customer's products, thereby providing manufacturers the necessary information to improve product quality. The Company also operates a network of test centers that its customers may use as an alternative, or in addition, to purchasing its systems.


NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto.

The interim financial data as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 1999 are not necessarily indicative of results for the remainder of 1999.



NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                        6/30/99
                                                       (unaudited)               12/31/98
                                                      -----------------------------------
         Raw materials                                    $793                       $708
         Work in process                                   440                        198
         Finished goods                                    111                        457
                                                      --------                   --------
                                                        $1,344                     $1,363
                                                      ========                   ========

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

Due to the Company's loss from continuing operations for the three and six months ended June 30, 1999, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 920,483 shares were not included in the computation of earnings per share for the three and six month periods assuming dilution at June 30, 1999 because including the options would result in an antidilutive effect on earnings per share. Options and warrants to purchase 841,983 shares are included in the computation of earnings per share for the three and six month periods ended June 30, 1998, assuming dilution as the options and warrants would have a dilutive effect on earnings.


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

SSI filed a second action against QualMark in March 1998 asserting one claim for a declaratory judgment and several additional claims in the nature of false advertising and unfair competition. The case had been stayed until March 1999 when the Court consolidated it with the patent infringement case and set it for trial on August 31, 1999. The Court has subsequently delayed the start of the trial until October 5, 1999.

Management intends to vigorously defend both actions. However, no assurances can be given that the Company will be successful in its defense. The Company believes that the suit may have a material adverse effect on the results of operations and financial condition of the Company in terms of legal fees and costs for defending the claim, the possibility of an unfavorable outcome and an award of damages, and the loss of management time needed to deal with the suit. At December 31, 1997, the Company accrued an estimate provided by its legal counsel as to costs related to cover the legal fees associated with defending the suit. No additional accrual was warranted for 1998. However, an estimate received by the its legal counsel in June 1999 as to costs to cover legal fees associated with defending the suit through the trial now set for October 5, 1999 caused the Company to set up a legal reserve of an additional $1,000,000 for the quarter ended June 30, 1999.

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

The accounting policies for these segments are the same as those described in Note 1 of the Company's Form 10-KSB for 1998 and there are no intersegment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about the reported segments (in thousands) as of and for the three months ended June 30, 1999 and 1998:

                                                                  EQUIPMENT                  ARTC                 TOTAL
THREE MONTHS ENDED 6/30/99
Sales                                                                $2,319                $1,081                $3,400
Gross profit                                                            742                   526                 1,268
Property and equipment, net                                             544                   904                 1,448


THREE MONTHS ENDED 6/30/98

Sales                                                                $2,504                  $925                $3,429
Gross profit                                                          1,137                   423                 1,560
Property and equipment, net                                             439                 1,113                 1,552


The table below summarizes information about the reported segments (in thousands) as of and for the six months ended June 30, 1999 and 1998:

                                                                  EQUIPMENT                  ARTC                 TOTAL
SIX MONTHS ENDED 6/30/99
Sales                                                                $4,477                $1,904                $6,381
Gross profit                                                          1,629                   817                 2,446
Property and equipment, net                                             544                   904                 1,448


SIX MONTHS ENDED 6/30/98

Sales                                                                $4,697                $1,883                $6,580
Gross profit                                                          2,070                   845                 2,915
Property and equipment, net                                             439                 1,113                 1,552

The following is sales by geographic area (in thousands) for the three months ended June 30, 1999 and 1998:

                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                              JUNE 30, 1999        JUNE 30, 1998
     United States                                $2,790               $3,092
     International                                   610                  337
                                           ----------------------------------------

     Total                                        $3,400               $3,429
                                           ----------------------------------------


The following is sales by geographic area (in thousands) for the six months ended June 30, 1999 and 1998:


                                            SIX MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30, 1999           JUNE 30, 1998
     United States                                $5,505               $6,240
     International                                   876                  340
                                           ------------------------------------------

     Total                                        $6,381               $6,580
                                           ------------------------------------------


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The statements contained in this report which are not historical in nature are forward-looking statements that are subject to risks and uncertainties that are difficult or impossible to predict with accuracy. Actual results could differ materially from those set forth or implied by forward-looking statements. Such risks and uncertainties include, but are not limited to, the risk of an unfavorable outcome in the SSI litigation, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow or that the Company's system or products, or those of third parties on which the Company relies, will not be year 2000 compliant.

Results of Operations

The Company's annual and quarterly operating results could be subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units. The Company expects to continue to experience such fluctuations in its results of operations in the future.

Revenue

Net revenue decreased, due to soft OVS system demand, $29,000 or .8% for the three months ended June 30, 1999, as compared with the three months ended June 30, 1998, from $3,429,000 to $3,400,000. Net revenue also decreased in the six-month period ended June 30, 1999 as compared with the six months ended June 30, 1998, by $199,000 (3.0%), from $6,580,000 to $6,381,000.

System sales decreased, due to the decreased demand being felt from the weak Asian economy and a general softening in the manufacturing sector, $185,000 (7.4%) in the three-month period ended June 30, 1999, from $2,504,000 to $2,319,000 as compared to the three month period ended June 30, 1998. For the six-month period ended June 30, 1999 system revenue decreased $220,000 (4.7%) over the same six-month period in 1998, from $4,697,000 to $4,477,000. Unit shipments remained unchanged at sixteen systems in the comparable three-month periods ended June 30, 1999 and 1998 and from thirty four to thirty one systems in the comparable six-month periods ended June 30, 1998 and 1999.

Test center revenue for the three months ended June 30, 1999 increased $156,000 (16.9%) from $925,000 to $1,081,000 over the three months ended June 30, 1998. For the six months ended June 30, 1999, test center revenue increased $21,000 (1.1%) from $1,883,000 to $1,904,000 over the same period in 1998. The Company operated eight test centers and had three strategic partnership test center operations in Europe during 1999 versus eight test centers in the U.S. and one strategic partnership operation in Europe during the same period in 1998.

Gross Margin

The gross margin for the three months ended June 30, 1999 was 37.3%. This compares to a gross margin of 45.5% for the three months ended June 30, 1998. For the six months ended June 30, 1999, the gross margin was 38.3% compared to a gross margin of 44.3% in the same six-month period in 1998. The decrease in the gross margin for the three and six month periods is mostly due to decreased capacity utilization in the OVS manufacturing segment. The Company also experienced additional costs associated with the introduction of its new operating and vibration systems during the three months ended June 30, 1999. The costs for the new product introduction are not expected to recur.

Operating Expense

General and administrative expenses increased from $527,000 to $1,569,000 for the three months ended June 30, 1999 compared to the same three-month period in 1998. For the six months ended June 30, 1999, general and administrative costs increased from $1,037,000 to 2,120,000. The increase in general and administrative expense in the three and six month periods is due to the establishment of an additional $1,000,000 litigation reserve in the three months ended June 30, 1999. The Company believes that this reserve will be sufficient to meet litigation expenses for the remainder of the suit filed by SSI.

Sales and marketing expenses increased $72,000 from $552,000 for the three months ended June 30, 1998 to $624,000 for the three months ended June 30, 1999. For the six months ended June 30, 1999, sales and marketing expense increased $124,000 over the same period in 1998, from $1,184,000 to $1,308,000. This increase is primarily due to increases in department headcount and associated expenses over the same three and six month periods in 1998.

Research and development costs decreased from $195,000 for the three months ended June 30, 1998 to $185,000 for the three months ended June 30, 1999. For the six month period ended June 30, 1999, research and development cost decreased $27,000 from $382,000 for the six months ended June 30, 1998 to $355,000 in the current period. The decrease in cost reflects the completion of the vibration system project and the market introduction of that product earlier this year. The development of the vibration system was a material-intensive program and current development efforts have, to date, not required the same amount of material expense as the projects in the prior period. The Company expects research and development costs to continue at or above such levels throughout 1999.

For the three months ended June 30, 1999, interest expense was $40,000. For the six months ended June 30, 1999, interest expense was $69,000. This compares with interest expense in the prior year's three-month period ending June 30, 1998 of $13,000 and interest expense of $14,000 for the six months ended June 30, 1998. The increase in interest expense is due to increased borrowing over the prior periods in 1998.


Liquidity and Capital Resources

During the first six months of 1999, the Company's operations used $779,000 of cash in operating activities, invested $410,000 for equipment and invested $26,000 for patents. The Company paid $150,000 on long term obligations and borrowed $750,000 under its credit line agreement with its bank. An investor exercised warrants for a net increase in common stock of $116,000. Together, these activities resulted in a cash decrease of approximately $504,000 to a quarter ending balance of $164,000.

The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and by utilizing its $5,000,000 credit line with its bank. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows but can make no assurances that it will be successful in doing so.


YEAR 2000 ISSUE

During the year ended December 31, 1998, management initiated a program to prepare the Company's financial, manufacturing, service and other critical systems and applications for the Year 2000. The program involves the Company's upper management as well as project leaders from each department. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program will also include communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any of their Year 2000 issues. Although the Company's Year 2000 program is in various stages of completion in each department, the Company anticipates it will have all modifications and replacements in place by September 30, 1999.

   OVS Systems

The Company's Omni-axial Vibration ("OVS") products include embedded controllers that have been tested and have been determined to be Year 2000 compliant. The Company expects that there will be no Year 2000 issues in regards to its products.

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

   Internal Hardware and Software

Each department is currently reviewing all of the software and hardware that could affect its operations. With the exception of the OVS operating system software, all software products in use were purchased from Microsoft or other major software publishing companies. Anticipated costs for Year 2000 compliance for these software package upgrades are considered to be part of the Company's normal ongoing business plan and are not expected to add materially to the plan. Management has included approximately $23,000 for software upgrades in its 1999 plan and believes that amount to be adequate to achieve compliance.

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

   External Factors

The Company uses an outside service provider for all of its human resource administration functions. This includes payroll and employee benefits management. The service provider has represented to the Company that it is Year 2000 compliant in regard to the services it provides the Company.

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


                            PART II OTHER INFORMATION


Item 1   Legal Proceedings

     See Note 4 to Financial Statements.

Item 4   Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held April 23, 1999:

         (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

         Nominee                            For                        Withheld
         -----------------                  ---------                  --------
         W. Preston Wilson                  2,739,109                  225,058
         Charles A. French                  2,737,794                  226,373
         H. Robert Gill                     2,739,209                  224,958
         Philip A. Gordon                   2,739,209                  224,958
         William Sanko                      2,737,794                  226,373

         (b) The QualMark 1996 Stock Option Plan was amended to increase the number of shares from 415,000 shares to 665,000 shares by of vote of 1,184,807 in favor and 431,914 against and 1,347,446 abstentions.

         (c) PricewaterhouseCoopers LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 1999, by a vote of 2,940,669 in favor and 23,498 against.


Item 6   Exhibits and Reports on Form 8-K.

   (a)   Exhibits - See Index to Exhibits

   (b)   Reports on Form 8-K during the quarter ended June 30,
         1999 - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation



Date:  August 19, 1999              By: /s/ W. PRESTON WILSON
       ---------------                 ----------------------------------
                                       W. Preston Wilson
                                       President, Chief Executive Officer


Date:  August 19, 1999                  /s/ VERNON W. SETTLE
       ---------------                 ----------------------------------
                                       Vernon W. Settle
                                       VP, Finance & Administration
                                       Principal Accounting Officer


                                INDEX TO EXHIBITS


Exhibit             Description
Number              -----------
------
3.1                 Amended and Restated Articles of Incorporation of the
                    Company. (1)
3.2                 Amended and Restated Bylaws of the Company. (1)
4.1                 Form of Certificate for Shares of Common Stock. (1)
4.6                 Form of Warrant issued to holders of 10% secured promissory notes. (1)
10.1                QualMark Corporation 1993 Incentive Stock Option Plan. (1)
10.2                QualMark Corporation 1996 Stock Option Plan. (3)
10.3                Employment Agreement dated March 1, 1993 by and between the
                    Company and W. Preston Wilson. (1)
10.4                Employment Agreement dated August 15, 1994 by and between
                    the Company and J. Wayne Farlow. (1)
10.5                Agreement dated September 30, 1995 by and between the
                    Company and Gregg K. Hobbs. (1)
10.8                Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)
10.11               Loan and Security Agreement dated April 30, 1996, by and
                    between QualMark Corporation and Silicon Valley Bank, as
                    amended by Amendment to Loan and Security Agreement dated
                    August 18, 1997. (2)
10.12               Loan and Security Agreement dated December 22, 1998,




                    by and between QualMark Corporation and U.S. Bank National
                    Association. (4)
10.13               Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.
                    (4)
27.1                Financial Data Schedule

-------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Filed as an Exhibit to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.
(4) Filed as an exhibit to the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.