Form 10QSB
period 1999-09-30
QUALMARK CORP
filed 1999-11-17
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              --------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                         to
                               -----------------------    ----------------------

Commission file number     0-28484
                       ---------------------------------------------------------

                              QualMark Corporation
- --------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              Colorado                                           84-1232688
- -------------------------------------                       --------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

  1329 West 121st Avenue, Denver, CO                                80234
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)     (303) 254-8800
- --------------------------------------------------------------------------------


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

         The number of shares of no par value common stock at November 12, 1999 is 3,539,015.

         Transitional Small Business Disclosure Format (check one):
                                                               [ ] Yes    [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                         SEPTEMBER 30,                  DECEMBER 31,
                                                                             1999                           1998
                                                                       ------------------             ------------------
                                                                          (UNAUDITED)
                    ASSETS

Cash                                                                              $1,316                           $668
Trade accounts receivable, net of allowance for
    doubtful accounts of $164 at September 30,
    1999 and December 31, 1998                                                     3,053                          3,916
Inventories                                                                        1,950                          1,363
Deferred income taxes                                                              1,443                            861
Other current assets                                                                 173                            132
                                                                       ------------------             ------------------
    Total current assets                                                           7,935                          6,940
Property and equipment, net                                                        1,557                          1,315
Long-term notes receivable                                                           104                            104
Other assets                                                                         141                            141
                                                                       ------------------             ------------------
Total assets                                                                      $9,737                         $8,500
                                                                       ==================             ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                  $1,853                           $869
Accrued expenses                                                                   1,221                          1,411
Customer deposits and deferred revenue                                                79                             63
Current portion of long-term obligations                                           2,589                            441
                                                                       ------------------             ------------------
    Total current liabilities                                                      5,742                          2,784
Noncurrent portion of long-term obligations                                          275                            975
                                                                       ------------------             ------------------
   Total liabilities                                                               6,017                          3,759
                                                                       ------------------             ------------------
Shareholders' Equity:
Preferred Stock; no par value; 2,000,000 shares authorized;
  cumulative dividends at 8% per annum; 465,116 and zero
  shares issued and outstanding at September 30, 1999 and
  December 31, 1998, respectively                                                    842                             --
Common Stock; no par value;15,000,000 shares
  authorized; 3,539,015 and 3,485,015 shares
  issued and outstanding at September 30, 1999
  and December 31, 1998, respectively                                              6,528                          6,396
Additional paid-in capital                                                           761                            ---
Accumulated deficit                                                               (4,411)                        (1,655)
                                                                       ------------------             ------------------
    Total shareholders' equity                                                     3,720                          4,741
                                                                       ------------------             ------------------
Total liabilities and shareholders' equity                                        $9,737                         $8,500
                                                                       ==================             ==================

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                For the three    For the three     For the nine     For the nine
                                                                 months ended     months ended     months ended     months ended
                                                                Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                                               ----------------  --------------   --------------   --------------
Net revenue                                                              $2,449          $3,852           $8,831          $10,432
Cost of sales                                                             1,549           2,077            5,484            5,742
                                                               ----------------  --------------   --------------   --------------
    Gross profit                                                            900           1,775            3,347            4,690
Selling, general and administrative expenses                              2,600           1,203            6,029            3,424
Research and development expenses                                           166             125              521              507
                                                               ----------------  --------------   --------------   --------------
    Income(loss) from operations                                         (1,866)            447           (3,203)             759
Other income (expense):
    Interest, net                                                           (51)            (19)            (120)             (33)
    Other                                                                    --              --               --               12
                                                               ----------------  --------------   --------------   --------------
Income(loss) before income taxes                                         (1,917)            428           (3,323)             738

Provision (benefit) for income taxes                                          3              30             (574)              48
                                                               ----------------  --------------   --------------   --------------
Net income (loss)                                                       $(1,920)           $398          $(2,749)            $690
                                                               ================  ==============   ==============   ==============

Basic earnings(loss) per share                                           $(0.54)          $0.11           $(0.79)           $0.20
Diluted earnings(loss) per share                                          (0.54)           0.11            (0.79)            0.18

Weighted average number of common shares - basic                      3,536,015       3,484,851        3,495,510        3,438,714
Weighted average number of common shares - diluted                    3,536,015       3,741,900        3,495,510        3,902,200

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                   For the nine                  For the nine
                                                                                   months ended                  months ended
                                                                                September 30, 1999            September 30, 1998
                                                                              ------------------------      ------------------------
Cash Flows From Operating Activities:
Net income(loss)                                                                           $(2,749)                         $690
Adjustments to reconcile net income(loss) to net cash from
  operating activities:

    Depreciation and amortization                                                              413                           427
    Warrant and stock option expense                                                            17                            --
    Change in deferred income taxes                                                           (582)                           --
    Allowance for obsolete inventory                                                           100                            --
    Issuance of warrants and note payable to settle litigation                               1,546                            --
Change in assets and liabilities:

    Accounts receivable                                                                        863                        (1,217)
    Inventories                                                                               (687)                         (496)
    Notes receivable                                                                            --                          (103)
    Other assets                                                                                (2)                          (50)
    Accounts payable and accrued expenses                                                      787                           244
    Customer deposits and deferred revenue                                                      16                            31
                                                                                 ------------------            ------------------
        Net cash used in operating activities                                                 (278)                         (474)
                                                                                 ------------------            ------------------

Cash Flows From Investing Activities:
Acquisition of property and equipment                                                         (654)                         (415)
Investment in patents                                                                          (40)                          ---
                                                                                 ------------------            ------------------
    Net cash used in investing activities                                                     (694)                         (415)
                                                                                 ------------------            ------------------


Cash Flows From Financing Activities:
Proceeds from borrowing                                                                      1,050                         1,265
Payments on borrowings                                                                        (227)                           (9)
Proceeds from issuance of preferred stock                                                      982                            --
Proceeds from issuance of common stock                                                         115                           121
Payment on note payable                                                                       (300)                           --
                                                                                 ------------------            ------------------
    Net cash provided by financing activities                                                1,620                         1,377
                                                                                ------------------             ------------------
Net increase in cash                                                                           648                           488
Cash at beginning of period                                                                    668                           459
                                                                                 ------------------            ------------------
Cash at end of period                                                                       $1,316                          $947
                                                                                 ==================           ===================


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

QualMark Corporation (the "Company") was founded in 1991 and is a manufacturer and distributor of physical stress systems, as well as provider of physical stress testing services. Physical stress systems rapidly and efficiently expose product design and manufacturing related failures of customer products and components, thereby providing manufacturers necessary information to improve product design, quality and reliability. The Company provides physical stress testing services through its network of test centers.

NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto.

The interim financial data as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the remainder of 1999.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                  9/30/99          12/31/98
                                                -----------        --------
                                                (unaudited)
     Raw materials                                 $  684            $  708
     Work in process                                   84               198
     Finished goods                                 1,182               457
                                                   ------            ------
                                                   $1,950            $1,363
                                                   ======            ======


NOTE 3 - Commercial Bank Borrowings

During the three months ended September 30, 1999, the Company renegotiated its Revolving Credit and Term Loan Agreement ("Credit Agreement") with a commercial bank. Among other changes, this amendment to the existing Credit Agreement reduced the amount the Company may borrow on its revolving credit from

$3,000,000 to $2,000,000. In addition, the Company will make no further borrowings on the term loan portion of the Credit Agreement. As of September 30, 1999, the respective balances of the revolving credit and term loan are $1,050,000 and $1,186,017.

Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of September 30, 1999, the Company is in default of certain financial covenants contained in the Credit Agreement. As a result, the Company has classified these borrowings as a current liability. The Company attributes this default condition primarily to expenses incurred in the three and nine months periods ended September 30, 1999 to contest and settle litigation (See Note 6 - Litigation), and to fluctuations in customer demand (See Management's Discussion and Analysis - Results of Operations). Litigation expenses were $1,425,747 and $2,425,747, respectively, for the three and nine months periods ended September 30, 1999. The bank is entitled to pursue remedies outlined in the Credit Agreement, however, the Company is discussing restructuring arrangements with the bank. The Credit Agreement is secured by substantially all the assets of the Company. The Company may be required to obtain alternate financing, which management cannot assure will be acquired, and if acquired, on terms favorable to the Company. The Company expects to meet liquidity requirements through cash flows generated by operations and existing cash balances.

NOTE 4 - Sale of Convertible Preferred Stock

The Company sold, to an existing shareholder, 465,116 shares of preferred stock and warrants to purchase 139,535 shares of common stock for $1,000,000 on September 1, 1999. The preferred shares accrue dividends at 8% per annum, and dividends for the first twelve months may be paid in additional preferred shares, which would allow the holder to accumulate an additional 37,210 preferred shares. The preferred shares are convertible to common shares at $2.15 per share.

NOTE 5 - Earnings(Loss) Per Share

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

Due to the Company's loss from continuing operations for the three and nine months ended September 30, 1999, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 1,602,769 shares were not included in the computation of earnings per share for the three and nine month periods assuming dilution at September 30, 1999 because including the options would result in an antidilutive effect on earnings per share. Options and warrants to purchase 838,733 shares are included in the computation of earnings per share for the three and nine month periods ended September 30, 1998, assuming dilution as the options and warrants would have a dilutive effect on earnings.

NOTE 6 - Litigation

On March 22, 1996, the Company was served with a summons and complaint in the U.S. District Court in the Central District of California from Screening Systems, Inc. ("SSI"), a competitor. The complaint, as amended, alleged that the Company's vibration system infringed three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and sought injunctive relief, monetary damages and costs of litigation. Because Hughes would not voluntarily join the action as a plaintiff, SSI named Hughes as a defendant in the action.

Although the Company continues to maintain it engaged in no wrongful conduct, on August 31, 1999 the Company entered into a settlement agreement with SSI. Under terms of the settlement, the Company will pay $925,000 to SSI in three unequal payments upon signing the agreement, July 2000, and April 2001. Interest will accrue at 9% per annum and is payable quarterly. In addition, the Company issued warrants to SSI for the purchase of 620,000 shares of its non-voting common stock. The warrants have a five-year term at an exercise price of $4.85 per share, and a fair market value of $620,992.

NOTE 7 - Segment Information

The Company operates two business segments, equipment and Accelerated Reliability Test Centers ("ARTC"). The equipment segment ("Equipment") is engaged in the manufacture and sale of vibration and thermal chambers for reliability testing for various electronic devices and components. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental.

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for 1998 and there are no inter-segment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about the reported segments (in thousands) as of and for the three months ended September 30, 1999 and 1998:

                                            EQUIPMENT        ARTC         TOTAL
                                            ---------       ------        ------
THREE MONTHS ENDED 9/30/99
Sales                                         $1,603        $  846        $2,449
Gross profit                                     586           314           900
Property and equipment, net                      592           965         1,557


THREE MONTHS ENDED 9/30/98
Sales                                         $2,958        $  894        $3,852
Gross profit                                   1,405           370         1,775
Property and equipment, net                      326         1,090         1,416

The table below summarizes information about the reported segments (in thousands) as of and for the nine months ended September 30, 1999 and 1998:

                                            EQUIPMENT        ARTC         TOTAL
                                            ---------       -------      -------
NINE MONTHS ENDED 9/30/99
Sales                                        $ 6,081        $ 2,750      $ 8,831
Gross profit                                   2,216          1,131        3,347
Property and equipment, net                      592            965        1,557


NINE MONTHS ENDED 9/30/98
Sales                                        $ 7,655        $ 2,777      $10,432
Gross profit                                   3,475          1,215        4,690
Property and equipment, net                      326          1,090        1,416

The following is sales by geographic area (in thousands) for the three months ended September 30, 1999 and 1998:

                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                           ------------------    ------------------
     United States                               $2,176               $3,507
     International                                  273                  345
                                                 ------               ------
     Total                                       $2,449               $3,852
                                                 ------               ------


The following is sales by geographic area (in thousands) for the nine months ended September 30, 1999 and 1998:

                                           NINE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                           ------------------    ------------------
     United States                               $7,682                $ 9,747
     International                                1,149                    685
                                                 ------                -------
     Total                                       $8,831                $10,432
                                                 ------               ------


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report which are not historical in nature are forward-looking statements that are subject to risks and uncertainties that are difficult or impossible to predict with accuracy. Actual results could differ materially from those set forth or implied by forward-looking statements. Such risks and uncertainties include, but are not limited to, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow or that the Company's systems or products, or those of third parties on which the Company relies, will not be year 2000 compliant.

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

Revenue

Net revenue decreased $1,403,000 (36.4%) from $3,852,000 to $2,449,000 or for the three months ended September 30, 1999, as compared with the three months ended September 30, 1998 due to soft demand for the Company's OVS system. Net revenue also decreased in the nine-month period ended September 30, 1999 as compared with the nine months ended September 30, 1998, by $1,601,000 (15.3%), from $10,432,000 to $8,831,000 for the same reason.

The Company attributes the decrease in demand for OVS systems to residual effects from the weak Asian economy, and a focus of attention by potential customers toward expenditures to comply with Year 2000 computer issues. OVS system sales decreased $1,355,000 (45.8%) in the three-month period ended September 30, 1999, from $2,958,000 to $1,603,000 as compared to the three month period ended September 30, 1998. For the nine-month period ended September 30, 1999 system revenue decreased $1,574,000 (20.6%) over the same nine-month period in 1998, from $7,655,000 to $6,081,000. Unit shipments decreased from twenty to twelve systems in the comparable three-month periods ended September 30, 1999 and 1998 and from fifty-four to forty-two systems in the comparable nine-month periods ended September 30, 1998 and 1999.

Test center revenue for the three months ended September 30, 1999 decreased $48,000 (5.4%) from $894,000 to $846,000 over the three months ended September 30, 1998. For the nine months ended September 30, 1999, test center revenue decreased $27,000 (1.0%) from $2,777,000 to $2,750,000 over the same period in 1998. The Company operated seven test centers and had three strategic partnership test center operations in Europe during 1999 versus eight test centers in the U.S. and one strategic partnership operation in Europe during the same period in 1998.

Gross Margin

The gross margin for the three months ended September 30, 1999 was 36.7%. This compares to a gross margin of 46.1% for the three months ended September 30, 1998. For the nine months ended

September 30, 1999, the gross margin was 37.9% compared to a gross margin of 45.0% in the same nine-month period in 1998. The decrease in the gross margin for the three and nine month periods is mostly due to decreased capacity utilization in the OVS manufacturing segment, and price pressures created by competition. The Company also experienced additional costs associated with the introduction of its new operating and vibration systems during the three months ended September 30, 1999. Costs for the new product introduction are expected to decline in future quarters.

Operating Expense

General and administrative expenses increased from $1,203,000 to $2,600,000 for the three months ended September 30, 1999 compared to the same three-month period in 1998. For the nine months ended September 30, 1999, general and administrative costs increased from $3,424,000 to $6,029,000. The increase in general and administrative expense in the three and nine month periods is due primarily to litigation and settlement expenses (see Note 6 - Litigation) related to the suit filed by SSI. Litigation and settlement expenses were $1,425,747 and $-0- in the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, litigation and settlement expenses were $2,425,747 versus $-0- for the same period in 1998.

Sales and marketing expenses decreased $61,000 from $633,000 for the three months ended September 30, 1998 to $572,000 for the three months ended September 30, 1999. For the nine months ended September 30, 1999, sales and marketing expense increased $63,000 over the same period in 1998, from $1,818,000 to $1,881,000. These expense fluctuations are primarily due to changes marketing projects and associated expenses over the same three and nine month periods in 1998.

Research and development costs increased from $125,000 for the three months ended September 30, 1998 to $166,000 for the three months ended September 30, 1999. For the nine month period ended September 30, 1999, research and development cost increased $14,000 from $507,000 for the nine months ended September 30, 1998 to $521,000 in the current period. The increases for these periods are caused primarily by headcount adjustments for development projects. The Company expects the current expenditure level to remain consistent in foreseeable quarters.

For the three months ended September 30, 1999, interest expense was $51,000. For the nine months ended September 30, 1999, interest expense was $120,000. This compares with interest expense in the prior year's three-month period ending September 30, 1998 of $30,000 and interest expense of $48,000 for the nine months ended September 30, 1998. The increase in interest expense is due to increased borrowing over the prior periods in 1998.

Liquidity and Capital Resources

During the first nine months of 1999, the Company's operations used $278,000 of cash in operating activities, invested $654,000 for equipment and invested $40,000 for patents. The Company paid $227,000 on long term obligations and borrowed $1,050,000 under its credit line agreement. The Company sold 465,116 of Preferred Series A shares and common stock warrants of 139,535 for net proceeds of $982,000 and an existing investor exercised warrants for common stock for proceeds of $115,000. The Company also paid $300,000 toward litigation settlement (See Note 6 - Litigation). Together, these activities resulted in a cash increase of $648,000 to a quarter ending balance of $1,316,000.

During the three months ended September 30, 1999, the Company renegotiated its Revolving Credit and Term Loan Agreement ("Credit Agreement") with a commercial bank. Among other changes, this amendment to the existing Credit Agreement reduced the amount the Company may borrow on its revolving credit from $3,000,000 to $2,000,000. In addition, the Company will make no further borrowings on the term loan portion of the Credit Agreement. As of September 30, 1999, the respective balances of the revolving credit and term loan are $1,050,000 and $1,186,017.

Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of September 30, 1999, the Company is in default of certain financial covenants contained in the Credit Agreement. As a result, the Company has classified these borrowings as a current liability. The Company attributes this default condition primarily to expenses incurred in the three and nine months periods ended September 30, 1999 to contest and settle litigation (See Note 6 - Litigation), and to fluctuations in customer demand (See Management's Discussion and Analysis - Results of Operations). Litigation expenses were $1,425,747 and $2,425,747, respectively, for the three and nine months periods ended September 30, 1999. The bank is entitled to pursue remedies outlined in the Credit Agreement, however, the Company is discussing restructuring arrangements with the bank. The Credit Agreement is secured by substantially all the assets of the Company. The Company may be required to obtain alternate financing, which management cannot assure will be acquired, and if acquired, on terms favorable to the Company.

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

         See Note 6.

Item 6 Exhibits and Reports on Form 8-K.

         (a) Exhibits - See Index to Exhibits

         (b) Reports on Form 8-K during the quarter ended September 30, 1999:

             Report on Form 8-K dated September 8, 1999 is incorporated herein by reference.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date:  November 15, 1999                      By: /s/ W. PRESTON WILSON
       -------------------                        ------------------------------
                                              W. Preston Wilson
                                              President, Chief Executive Officer

Date:  November 15, 1999                      By: /s/ VERNON W. SETTLE
       -------------------                        ------------------------------
                                              Vernon W. Settle
                                              VP, Finance & Administration
                                              Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number             Description
- -------            -----------
3.1                Amended and Restated Articles of Incorporation of the
                   Company. (1)
3.2                Amended and Restated Bylaws of the Company. (1)
3.3                Certificate of Designation for Series A Preferred Stock
4.1                Form of Certificate for Shares of Common Stock. (1)
4.6                Form of Warrant issued to holders of 10% secured promissory notes. (1)
10.1               QualMark Corporation 1993 Incentive Stock Option Plan. (1)
10.2               QualMark Corporation 1996 Stock Option Plan. (3)
10.3               Employment Agreement dated March 1, 1993 by and between the
                   Company and W. Preston Wilson. (1)
10.4               Employment Agreement dated August 15, 1994 by and between the
                   Company and J. Wayne Farlow. (1)
10.5               Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs. (1)
10.8               Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)
10.11              Loan and Security Agreement dated April 30, 1996, by and
                   between QualMark Corporation and Silicon Valley Bank, as
                   amended by Amendment to Loan and Security Agreement dated
                   August 18, 1997. (2)
10.12              Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National
                   Association. (4)
10.13              Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.
                   (4)
10.14              Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association. (4)
10.15              Settlement Agreement dated August 30, 1999 by and among
                   QualMark Corporation and Screening Systems, Inc.
10.16              Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.
27.1               Financial Data Schedule

- ---------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Filed as an Exhibit to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.
(4) Filed as an exhibit to the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.