Form 10KSB
period 1999-12-31
QUALMARK CORP
filed 2000-03-30
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
      For the fiscal year ended: December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the transition period from ________ to __________

     Commission file number: 0-28484

                              QUALMARK CORPORATION
                 (Name of small business issuer in its charter)


                         COLORADO                                               84-1232688
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year. $12,559,000

     The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 21, 2000 was $14,468,270.

     The number of shares outstanding of the issuer's Common Stock as of March 21, 2000 was 3,560,982.

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

     QualMark currently has seven test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, Boston, Massachusetts, Detroit, Michigan, Raleigh, North Carolina and Orlando, Florida. The Company also has two strategic alliances with testing companies in the U.S. These strategic alliances are with Trialon Corporation, located in Burton, Michigan and Professional Testing, Incorporated, located in Round Rock, Texas. In addition, the Company has established strategic alliances with TUV Product Service Ltd. and Anecto Ltd., Maser Engineering, IMQ Instituto del marchia di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, and Emitech, to operate testing centers in London, England, Galway, Ireland, Mannheim, Germany, Enschede, the Netherlands, Milan, Italy, Molndal, Sweden and Paris, France. Though these strategic alliance agreements were entered into in 1999, the installations in Michigan, Texas, Italy, Sweden and France were not yet operational as of December 31, 1999. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

     The Company was organized in July 1991 as a Colorado limited liability company and was later incorporated in Colorado in March 1992. The Company completed its initial public offering in April 1996.


PRODUCTS AND SERVICES

     THE OVS COMBINED STRESS SYSTEM

     The Company's OVS Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the LF Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses and houses the vibration assembly.

     The LF Vibration Assembly

     The LF (low frequency) Vibration Assembly is a new generation vibration system which the Company introduced in 1999. This system has increased low frequency compared to the Omniaxial vibration system previously produced and sold by the Company. The LF system is a multi-axis vibration system comprised of a table, actuators and unique attachment system and is the heart of the Company's technology. The vibration table moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for Design Verification Testing (DVT) and Environmental Stress Screening (ESS) is from 2Hz to 2,000

Hz, the Company's system creates vibrational forces between 2 Hz and 10,000 Hz. The new LF table has significantly increased low frequency energy available resulting in more effective testing and screening for larger sub-systems. It also provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates virtually any vibration that could occur naturally during product use. This is important in testing and screening applications to expose most flaws, whether it is design or process related, before the product is placed into service.

THE LF VIBRATION SYSTEM CONSISTS OF TWO MAJOR COMPONENTS:

VIBRATION TABLE

     The new patent pending table is constructed out of a top plate, thermal insulation layer and supporting under structure. This new design is significantly lighter and stiffer than the previous design, resulting in higher low frequency energy and improved energy distribution over the active frequency range. This table has proved particularly effective in the testing of assemblies with larger components. The Company while continuing to supply a range of standard table sizes has also produced custom sizes to meet customer requirements. The Company uses an outside source to produce its vibration tables, however the Company is not dependent on a single source of supply and controls all design and documentation.

ASX AND FL2 ACTUATORS

     Attached to the bottom surface of the under structure are a set of pneumatic piston driven actuators. The method of attachment is also the subject of a patent application, as the unique method shapes the frequency distribution. There are two types of actuator used, the patent pending ASX and the licensed LF2. The ASX actuator is an evolution of the patented Autosmear actuator. The Company is the sole licensee of the LF2 actuator from Storage Technology Corporation. The combination of actuators provides excitation in both the low and high frequency areas of the energy spectrum. Compressed air is used to drive the pistons in the actuators to impact the top of the actuators, translating the energy through the attachment system to vibration energy in the table.

     The unique design of these actuators when used in conjunction with the new table generates an even distribution of vibratory energy in the frequency spectrum. This provides for more effective fault detection and screening. The Company has released this technology in all the OVS system sizes.

     The UltraRate Thermal Chamber Assembly

     The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 60 degrees Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patented and patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel.

     In spite of rapid temperature change and complex vibration spectra, the system is extremely quiet, allowing it to be used in standard lab and manufacturing environments without the necessity of building costly special stress screening rooms.

The OVS Combined Stress System Product Line

     The Company's OVS Combined Stress Systems for HALT and HASS are presently available in four sizes. The number after the "OVS" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an OVS-1.5 contains a one and one half foot by one and one half foot table, an OVS-2.5 contains a two and a half foot by two and a half foot table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The OVS-3 and OVS-4 systems have a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

     OVS-1.5:

          The OVS-1.5 is the smallest version of the OVS product line. The OVS-1.5 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger OVS systems, including PC controller, the OVS-1.5 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area.

          The OVS-1.5 can generate random vibration forces in excess of 90 Grms (2 Hz-10,000 Hz) on the 18"x18" vibration table and up to 60 degrees Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber. The domestic price of the OVS-1.5 is approximately $74,500.

     OVS-2.5:

          The OVS-2.5 is the most popular system in the OVS product line. A mid-size system, the PC-controlled OVS-2.5 is equipped with four actuators mounted to the vibration table. The OVS-2.5 LF vibration system can generate 50 Grms from 2 Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 60 degrees Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.) The domestic price for a standard OVS-2.5 is approximately $125,500.

     OVS-3:

          The OVS-3 is commonly used for production screening (HASS) applications, or for HALT on system-level products (such as work stations and other large computers). The PC-controlled OVS-3 contains a 36"x36" vibration table equipped with nine large vibrators that generate at least 60 Grms random vibration force (2 Hz-10,000 Hz). The thermal chamber is 43"x42"x54" (ID) (table in lower position) and can produce temperature changes on the product under test of up to 60 degrees Centigrade per minute. The OVS-3 sells for approximately $137,000.

     OVS-4:

          The OVS-4 is the largest system in the OVS product line. By far, the most common application for the OVS-4 is for large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled OVS-4 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 60 degrees Centigrade per minute on the product under test. The OVS-4 LF vibration system is equipped with eight actuators that produce up to 50 Grms random vibration force. The standard OVS-4 sells for approximately $179,500.

          A two year limited warranty is included with each OVS system sold in 1999. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

ACCELERATED RELIABILITY TEST CENTERS

     The Company has a network of ARTC test centers throughout the United States, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with the OVS-2.5, at least one applications engineer and ancillary testing equipment. Offering these services as an ISO-registered accelerated test lab significantly differentiates the Company from its equipment and lab competition.

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

     In addition to its Boston, Denver and Santa Clara test centers, during 1996, the Company opened test centers in the metropolitan areas of Minneapolis-Saint Paul, Minnesota, Detroit, Michigan, and Raleigh, North Carolina. In 1997, the Company opened its seventh and eighth test centers in Huntington Beach, California and Orlando, Florida. The Company established its first test center presence outside the U.S. via a strategic alliance with TUV Product Service Ltd. In Fareham, England. This lab began operations in February 1998. The second international alliance was established in Galway, Ireland with Anecto, Ltd. This lab commenced operations in August 1998. The Company established a third international alliance in Mannheim, Germany with TUV Product Service Ltd. as the partner. The Mannheim lab commenced operations in November 1998. In 1999 the Company further expanded its international network with its fourth additional alliance with Maser Engineering in Enschede, The Netherlands. This lab commenced operations in May of 1999. During 1999, agreements were put into place for the Company's fifth, sixth and seventh international strategic alliances. These operations had not yet commenced in 1999 but are expected to be operating within the first few months of 2000. These alliances are with IMQ Institudo Italiano del Marchio di Qualita, located in Milan, Italy, Institutet for Verkstadsteknisk Forskning/the Swedish Institute of Production Engineering Research, located in Molndal, Sweden and with Emitech, located in Paris, France. Under all of these alliances, except for Maser Engineering, the Company contributed one OVS 2.5 system and the strategic partner provided the lab facility, personnel and sales management. Under the agreement with Maser Engineering, the Company contributed one OVS 1.5 system. In return for its contribution of these systems to these alliances, the Company receives a percentage of the revenues generated by the OVS systems. Also in 1999, the Company added to its domestic capacity by entering into strategic alliances with two testing companies. The first is Trialon Corporation, located in Burton, Michigan. The second is Professional Testing, Incorporated, located in Round Rock, Texas. These domestic strategic alliance partnerships were not yet operational as of December 31, 1999 but are expected to be operating within the first few months of 2000.

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

MARKETING

     The Company increased its market exposure in 1999 by continuing to conduct a number of "open houses" at each of its nationwide ARTC's. Prospects for these open houses are usually found in various electronic manufacturers databases. In-house and field sales personnel use these tools to identify and invite key engineering and reliability decision makers to find out how they can dramatically increase their product reliability. Attendees are qualified to determine which companies are high probability prospects to use the ARTC and/or to begin in-house accelerated testing. Through the open houses, the Company identifies many new customers for its products and services, while rapidly expanding the market acceptance of HALT and HASS as premier accelerated testing techniques.

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

3) The Company intends to attend approximately fifteen trade shows in 2000 in the U.S. and internationally.

4) Management intends to have its marketing staff continue to effectively orchestrate activities in the areas of public relations, advertising, trade show attendance, point of sale materials development and telemarketing.

5) The Company may make additions to its existing field sales staff in the U.S. and abroad.

     Sales Strategy

     The Company's sales strategy combines telemarketing with regional vice presidents who are primarily responsible for OVS system sales and regional account executives who are responsible for ARTC service sales. At year end 1999, the Company had three regional vice presidents and eight regional account executives. In addition, the Company uses independent sales/service agents in Europe, the Middle East and the Far East. During the next twelve months, the Company intends to add to its international sales/service agent network and may add additional regional account representatives in the United States.

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

     Telemarketing resources are located at corporate headquarters to provide follow-up phone calls on local mailings, advertisement inquiries and other leads that are generated within each sales region. Telemarketing also handles geographical areas not covered by regional offices, international areas and any corporate campaigns that are developed by the Chief Executive Officer. The telemarketing staff also encourages prospective customers to attend local ARTC open houses and to follow up on leads from geographical areas around the world that have no Company representation.

CUSTOMERS

     The Company's systems are used by manufacturers in a wide variety of industries. From inception of the Company, through December 31, 1999, the Company has sold 314 systems to 135 different customers, in the following industries: Telecommunications and Computer, Defense and Aerospace, Medical Electronics, and others. The QualMark customer list includes major corporations such as Allied Signal (Honeywell), AT&T, Cessna, Dupont, Cummins Engine, Hewlett-Packard, Hughes (Raytheon) , Intel, Lucent Technologies, Johnson & Johnson, Medtronic, Motorola, National Semiconductor, Magnavox, Nortel (formerly Northern Telecom), Sequent Computers (IBM), Tektronix, 3Com and United Technologies. During 1999, there were no customers that comprised 10% or more of the Company's revenue and the Company was not dependent on any single industry segment for its revenues.

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


TELECOMMUNICATIONS                      MEDICAL ELECTRONICS
Automated teller machines               Electronic thermometers
Air conditioning electronics            Glucose monitors
Cordless telephones                     Infusion pumps
Fax machines                            IV pumps
                                        Laboratory centrifuges
                                        Medical imaging systems
                                        Patient monitors

RESEARCH AND PRODUCT DEVELOPMENT

     Research and development expenditures for the fiscal years ending December 31, 1999 and 1998 were $690,000 and $684,000, respectively. During the fourth quarter of 1998, the announced the Company availability of its new OVS PC-based controller, which features a number of improvements over the previous controller and is also CE (Certified for Europe) compliant. In 1999, the Company devoted considerable effort in the development of the specifications for its next generation OVS product line. The Company will continue these efforts in 2000 and expects its research and development expenditures to increase slightly over those expenditure levels experienced in 1999. This research and development effort is expected to be funded by cash flows from operations. In 1997, the Company refined the OVS product line by discontinuing the OVS-1 and OVS-2 and adding the OVS-1.5. However, the OVS-1 may be reintroduced in an abbreviated version to accommodate that part of the market that desires a lower cost version of the OVS combined stress technology.

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

INTELLECTUAL PROPERTY

     The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued nine United States patents (the "Patents") and one foreign patent issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30, 1996, and U.S. Patent No. 5,675,098 on October 7, 1997,
for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The Company was issued U.S. Patent No. 5,744,724 on April 28, 1998 for certain design features related to honeycomb vibration table structures. The Company was issued Patent No. 5,836,202 on November 17, 1998 for claims directed at the angle of attachment of the actuators to the vibration table. The Company was issued Patent No. 5,813,541 on September 29, 1998 for the configuation of the control system attachment to the chamber. The remaining duration of each of the Patents is between eleven and seventeen years.

     The Company has five United States patent applications and three foreign patent applications pending relating to its OVS Combined Stress Systems. The Company plans to make additional patent applications as appropriate.

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

     The Company has the following registered marks with the United States Patent and Trademark Office: QUALMARK, ACCELERATE THE FUTURE, ACCELERATED RELIABILITY TEST CENTER, ARTC, AUTOSMEAR and QHT. The Company has eleven U.S. trademarks pending and five foreign mark applications pending. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate.


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

     Screening Systems, Inc. ("SSI") (Laguna Hills, California) has been in the ESS and DVT business since the early 1980's. They operated for many of those years with technology licensed from Hughes Electronic ("Hughes"). On March 22, 1996, Screening Systems, Inc. filed a patent infringement suit against the Company in federal district court in Santa Ana, CA. This litigation was settled on August 30, 1999. See Item 3 - Legal Proceedings.

     Chart Industries - Applied Technologies Division (Burns, MN) is a company that began assembly and sales in 1993 of combined stress systems under the name of Hanse Environmental, Inc. Hanse Environmental was purchased by MVE (Minnesota Valley Engineering) in May 1998. MVE was purchased by Chart Industries in April 1999.

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

MANUFACTURING

     The Company's manufacturing facility is located in Denver, Colorado. QualMark's assembly of the OVS systems evolved from a "job shop" approach into a manufacturing line approach in which drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). The assembly of the Company's products is organized around three major elements that include vibration systems, chamber systems and control systems.

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

     The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

     In 1998 and 1999, the Company offered a limited, two-year parts and labor warranty on all new OVS systems. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, the Company occasionally sends its technicians into the field for warranty repairs. Most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. Starting in 2000, the Company will offer a standard, one-year parts and labor warranty on all new OVS systems, and a limited, two-year parts and labor warranty on specific negotiated contracts.

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

EMPLOYEES

     As of December 31, 1999, the Company had 54 employees, fifty of which are full-time. Thirty three of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, three are employed at its facilities in Santa Clara, CA, three in Huntington Beach, CA , two in Farmington Hills, MI, four in Marlborough, MA, three in Morrisville, NC , one in Winter Park, FL, one in Chicago, IL, one in Dallas TX, one in Huntsville, AL, one in Seattle, WA and one in Tallahassee, FL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company operates out of leased facilities located at 1321, 1329, 1331, 1343 and 1351 West 121st Avenue, Denver, Colorado. The three-year lease for the properties expires on May 31, 2000. The leased properties consists of approximately 18,093 square feet. The lease calls for monthly payments over the term of the lease of $14,007. The Company also leases 2,400 square feet in a space in the same building, 1313 West 121st Avenue. This space has a separate lease agreement that expires on November 30, 2001. The lease calls for monthly payments over the term of the lease of $2,018. The Company also leases additional space in the same building, located at 1305 West 121st Avenue, Denver, Colorado. This space has a separate lease agreement and expires on in August 31, 2000. In addition to all three of these leases, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

     The suburban Boston ARTC facility is located at 98 South Street, Hopkinton, Massachusetts. The six-year lease expires April 30, 2005. The leased property consists of approximately 5,000 square feet. The lease calls for average monthly payments over the term of the lease of $3,252. In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

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

     The suburban Minneapolis ARTC facility is located at Rush Lake Business Park, 1775 Old Highway 8, Suite 110, New Brighton, Minnesota. The Company ceased operations at this facility in April of 1999 but continues to lease the facility until a suitable sub-lessor can be located. The present value of the remaining lease cost was expensed during 1999. The five-year lease expires in February 2001. The leased property consists of 2,783 square feet. The lease calls for average monthly payments of $2,748. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business was conducted at this facility.


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

     The Company had been aware of the patents in question since the Company commenced its operations and, with advice from patent counsel, designed its vibration system, components of which are also patented, so as to not infringe on the patents. The Company's vibration system has been used continuously in its products since 1991.

     On August 30, 1999, the Company entered into a settlement agreement ("The Agreement") with SSI. Both the Company and SSI denied any wrongdoing or liability in any of the claims asserted. The Company agreed to pay SSI $925,000 to settle the litigation. Of that amount, the Company agreed to pay $300,000 at the execution of the settlement agreement and to pay the remaining amounts by April 1, 2001. The Company also agreed to issue SSI warrants to purchase 620,000 shares of common stock of QualMark Corporation. The exercise price of these warrants is $4.85 per share and the warrants expire on August 30, 2004. Based on the fully diluted shares used in the Company's earnings per share calculation for the year ended December 31, 1999, if SSI exercised this warrant at a cost of $3,007,000, it would own 16.7% of the Company's common stock. According to the terms of The Agreement, as long as SSI family members own more than 5% of QualMark Corporation common stock, their shares shall be non-voting. Both parties agreed to a Mutual Release of Claims and to a Mutual Covenant not to sue each other over any claim of patent infringement or alleged patent infringement with regard to the making, having made, selling, offering for sale, importing or using any products or services sold by either party in the ordinary course of business prior to August 1, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by NASDAQ during fiscal years 1999 and 1998:

                             Fiscal Year Ended December 31, 1999
                             High Close                Low Close
First Fiscal Quarter          $5.438                   $4.000
Second Fiscal Quarter          4.875                    2.250
Third Fiscal Quarter           3.375                    2.250
Fourth Fiscal Quarter          3.000                    2.000


                             Fiscal Year Ended December 31, 1998
                             High Close                Low Close
First Fiscal Quarter         $7.750                    $6.250
Second Fiscal Quarter         8.500                     6.875
Third Fiscal Quarter          7.875                     3.500
Fourth Fiscal Quarter         6.250                     3.625

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At December 31, 1999, the Company had approximately 1,065 beneficial shareholders and 46 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                                  Fiscal Year Ended
                                                    -------------------------------------------
                                                    December 31, 1999         December 31, 1998
Statement of Operations Data:
Revenues................................               100.0%                    100.0%
Cost of Revenues........................                60.3                      55.7
                                                       -----                     -----
Gross Profit............................                39.7                      44.3
Selling, general and administrative
  expenses..............................                54.2                      32.5
Research and development expenses.......                 5.5                       5.0
                                                       -----                     -----
Income (loss) from operations...........               (20.0)                      6.8
Other income (expense)..................                (1.4)                      (.4)
                                                       -----                     -----
Income (loss) before income taxes.......               (21.4)                      6.4
Income tax benefit......................                 2.6                       6.1
                                                       -----                     -----
Net income (loss).......................               (18.8)%                    12.5%
                                                       =====                     =====


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

Comparison of Years Ended December 31, 1999 and 1998

REVENUE

     Total revenue in the year ended December 31, 1999 decreased $1,183,000 (8.6%) as compared with the year ended December 31, 1998.

     System revenue decreased $1,347,000 (13.3%) in 1999 from $10,151,000 to
$8,804,000 as compared to 1998. Unit shipments decreased from 70 to 60 for 1998 and 1999, respectively. Management believes the decrease in system revenue was partly due to temporary softness in the test chamber market due to Year 2000 concerns. Management knows of no reason for continued softness in this sector and expects the sales trend to turn positive in the year 2000.

     Test center revenue for 1999 increased $164,000 (4.5%) from $3,591,000 to $3,755,000 over 1998. At December 31, 1999, the Company operated seven test centers containing eleven systems. This compares to December 31, 1998 when the Company operated eight test centers containing ten systems. During 1998, the Company initiated its international ARTC expansion program by creating strategic alliances with two companies operating test labs in three different countries:
TUV Product Service in the U.K. and Germany and Anecto, ltd. in Ireland. During 1999, the Company continued this international expansion program by creating strategic alliances with four additional companies in four additional countries. None of these strategic alliances added in 1999 produced revenue for the Company during 1999 and are expected to begin revenue generating test services early in 2000. The strategic alliances added are: Maser Engineering in the Netherlands, IMQ

Institudo Italiano del Marchio di Qualita located in Italy, Institutet for Verkstadsteknick Forskning/the Swedish Institute of Production Engineering located in Sweden, and Emitech located in France. During 1999, the Company also created two strategic alliances in the United States that are expected to begin generating revenue in 2000: Trialon Corporation located in Michigan and with Professional Testing, Inc. located in Texas. Under the strategic alliance agreements, QualMark provides an OVS 2.5 to each lab location, except Maser Engineering in the Netherlands which has an OVS 1.5, and the strategic partner provides the facility, labor, and sales management. QualMark receives a percentage of the revenue that the OVS system generates. During 1999 and 1998, the revenue from these strategic alliances totaled $224,000 and $137,000, respectively.

GROSS MARGIN

     The gross margin in 1999 was 39.7% compared to 44.3% for 1998. The decrease in gross margin is partly attributable to inefficiencies from decreased throughput in the OVS businesses. It is also attributable to an inability to raise prices for the systems due to increased competition in the marketplace for accelerated test equipment. Pursuant to a royalty agreement with the Company's founder, a royalty expense of 2% and 3% on all revenue was charged to cost of sales in 1999 and 1998 respectively. The Company's royalty expense was $251,000 in 1999 and $412,000 in 1998 under this agreement. The agreement expired at the end of 1999.

OPERATING EXPENSE

     General and administrative expenses increased in 1999 to $3,928,000 from $2,113,000 in 1998. The increase reflects substantial legal costs incurred from the Company's involvement in the patent litigation matter with SSI described in "Item 3. Legal Proceedings" above. The Company incurred $2,114,000 in legal fees and settlement costs in 1999 compared to $131,000 in 1998. In 1999 management determined that continuing litigation would result in substantially higher costs to the Company, therefore, this matter was settled on August 30, 1999. Management believes all charges associated with this matter have been provided for in the financial statements for the year ending December 31, 1999.

     Sales and Marketing expenses increased $167,000, from $2,355,000 in 1998 to $2,522,000 in 1999. This increase was primarily due to increased sales and marketing efforts over the comparable period in 1998.

     Research and development costs increased from $684,000 in 1998, to $690,000 in 1999. This increase is due to product development efforts in the Company's research and development department. It is the intent of the Company in 2000 to devote considerable effort to the development of new technologies and product offerings and expects its research and development expenditures to increase to over $800,000 in the next year.


     Net interest expense in 1999 was $167,000 compared with a net interest expense of $73,000 in 1998. The increase in interest expense was due to an increase in borrowings.

INCOME TAX BENEFIT

     During the fourth quarter of 1998, management considered a variety of factors, such as 1997 profitability excluding litigation expenses, 1998 profitability and projected future taxable income, in evaluating the need for a valuation allowance against deferred tax assets. Based on that evaluation, management concluded that it was more likely than not that all recorded deferred tax assets would be realized. Accordingly, the Company recognized an income tax benefit of $842,000 in 1998 primarily as a result of releasing a previously recorded valuation allowance. During the third quarter of 1999, due to an unexpected downturn in its business, which resulted in ongoing operating losses, management concluded that it was more likely than not that some portion of the deferred tax assets would not be realizable and determined that a valuation allowance was required for a portion of the deferred tax assets. Accordingly, in the third and fourth quarters of 1999 a valuation allowance was established, which totaled $616,000 as of December 31, 1999, for those deferred tax assets that did not meet the more likely than not requirement for realization.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, the Company devoted $839,000 of cash to operating activities, invested $769,000 for equipment, invested $72,000 for patents, made $2,000 in capital lease payments, borrowed $1,050,000 from banks and repaid $600,000 of those borrowings. Employees and investors exercised options and warrants to purchase 54,000 shares of common stock for proceeds of $115,000. In addition, the Company issued 465,116 Shares of preferred stock for net proceeds of $974,000. Together, these activities resulted in a cash decrease of $143,000, for the year, to a balance of $525,000 at December 31, 1999. These amounts compare to 1998, when the Company devoted $551,000 to operating activities, invested $567,000 for equipment, received $112,000 as proceeds from disposal of property and equipment, made $11,000 in capital lease payments, borrowed $2,836,000 from banks and repaid $1,609,000 of those borrowings. Also in 1998, the Company loaned its president and CEO $104,000 and employees and investors exercised options and warrants to purchase 97,881 shares of common stock for proceeds of $103,000. Together, these 1998 activities resulted in a cash increase of $209,000, for the year, to a balance of $668,000 at December 31, 1998.

     The Company has a line of credit arrangement with a commercial bank that provides for draws of up to $3,411,000, including term loan and revolving credit line portions. The total amounts of funds available to the Company under both of the agreements is limited to the sum of 85% of the Company's eligible accounts receivable, 30% of eligible inventory and 50% of equipment located in the United States. As of December 31, 1999, the eligible amount available under both portions of the credit facility was approximately $950,000.

     The term loan portion may not exceed $1,411,000 and bears interest at a variable rate equal to either the LIBOR rate plus applicable margin or the prime rate plus applicable margin. Under the LIBOR option, the applicable margin ranges between 2.25% and 3.75%, depending on the financial condition of the Company. Under the prime rate option, the applicable margin ranges between 0% and 1.25%, depending on the financial condition of the Company. As of December 31, 1999, the Company had utilized $1,111,000 of the available term loan amount and had chosen the LIBOR option.

     The revolving credit portion may not exceed $2,000,000 and bears interest at a variable rate equal to either the LIBOR rate plus applicable margin or the prime rate plus applicable margin. Under the LIBOR option, the applicable margin ranges between 2.00% and 3.55%, depending on the financial condition of the Company. Under the prime rate option, the applicable margin ranges between (0.25)% and 1%, depending on the financial condition of the Company. As of December 31, 1999, the Company had borrowed $ 1,050,000 under the revolving credit portion of the agreement and had chosen the LIBOR option.

     Both portions of the credit facility are secured by substantially all of the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. At times during 1999, the Company was in violation of the terms and conditions of the loan agreement. The Bank issued waivers for these covenant violations for all periods during 1999. The Company expects to be in compliance with the terms of the agreement during 2000.

     The Company expects to meet long term liquidity requirements through cash flows generated by operations, existing cash balances and its line of credit. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows.


YEAR 2000 ISSUE

     During the year ended December 31, 1998, management initiated a program to prepare the Company's financial, manufacturing, service and other critical systems and applications for the Year 2000. The program involved the Company's upper management as well as project leaders from each department. The focus of the program was to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program also included communications with the Company's significant suppliers and customers to determine the extent to which the Company was vulnerable to any of their Year 2000 issues. The Company had all modifications and replacements in place by September 30, 1999 and as of March 24, 2000 there have been no reported problems associated with the Year 2000 issue.

     OVS Systems

     The Company's OVS products include embedded controllers that have been tested and have been determined to be Year 2000 compliant. There have been no problems and the Company expects that there will be no Year 2000 issues in regards to its products.

     The Company's proprietary OVS operating system software that controls all of the products in the OVS product line was upgraded in 1999 year as part of an overall product improvement program. Part of that program ensured that the software control system be made Year 2000 compliant. Management believes that this has been achieved. There were no material added costs for this compliance. Previous versions of the control system were upgraded for compliance issues. The findings did not indicate compliance problems for operating system version 5.0 and later. Upgrade packages for versions prior to 5.0 were made and continue to be available.

     Internal Hardware and Software

     Each department reviewed all of the software and hardware that could have affected its operations. With the exception of the OVS operating system software, all software products in use were purchased from Microsoft or other major software publishing companies. Costs for Year 2000 compliance for these software package upgrades, considered to be part of the Company's normal ongoing business plan, approximated $23,000 for software upgrades in 1999.

     A vast majority of the employees of the Company utilize personal computers in their work. One of the risks identified was that these personal computers would not function or function properly due to the internal embedded controllers not being Year 2000 compliant. The same problem may have existed in the Company's local network server, wide-area network server equipment and the Company's internal telephone system. Management believed the potential for problems primarily involved older equipment. Most of the personal computers and network server equipment were purchased in the two-years prior to December 31, 1999 and were believed to be at lower risk than the smaller population of older computer equipment in use around the Company. The internal telephone system was purchased from and is supported by a leading manufacturer of that type of equipment. Software to diagnose Year 2000 compliance for the personal computers and network servers was procured. The cost for this software was less than $1,000. It is unknown how much of this equipment was subject to the Year 2000 problem, however no unexpected costs were incurred and no problems found during the first three months of the year 2000.

     The Company incurred internal staff costs as well as consulting fees and other expenses related to the Year 2000 project. The Company purchased and installed new accounting and manufacturing control software that is Year 2000 compliant. The cost to do this was less than $10,000. This upgrade was done in response to the Year 2000 issue, however this and many other upgrades were part of the Company's normal business plan.

     External Factors

     The Company uses outside service providers for all of its human resource administration functions. This includes payroll and employee benefits management. It had been confirmed that the service provider was Year 2000 compliant in regard to the services it provides the Company and no problems have been experienced.

     An area that has been identified as bringing potential problems in Year 2000 compliance involved key suppliers of inventory materials. The Company utilizes three key vendors as suppliers in the manufacture of its OVS systems. The Company could not guarantee that the systems of these suppliers, or other companies on which the Company relies, would be Year 2000 compliant. Other than those three vendors, the Company's inventory suppliers are commodity or off-the-shelf parts distributors that can be replaced with little or no notice. It was believed that the three critical key-component suppliers could have been replaced in the event that one or all were determined to be subject to critical shipment delays due to Year 2000 issues. Due to the lead times associated with bringing new suppliers on-line, early determination of vendor Year 2000 compliance was necessary. No extraordinary costs or problems were incurred with the arrival of the year 2000 and the first three months of operations in relation to any vendors.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.

ITEM 7. FINANCIAL STATEMENTS.

     Index to Financial Statements:

                                                              Page Number
                                                              -----------
Report of Independent Accountants                                 F-1
Statement of Operations                                           F-2
Balance Sheet                                                     F-3
Statement of Shareholders' Equity                                 F-4
Statement of Cash Flows                                           F-5
Notes to Financial Statements                                     F-6

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1999. - None

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000              QUALMARK CORPORATION


                                   By: /s/ W. PRESTON WILSON
                                       ------------------------
                                       W. Preston Wilson, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                              Date
---------                        -----                                              ----
/s/ W. PRESTON WILSON            President, Chief Executive Officer                 March 30, 2000
---------------------------      and Director
W. Preston Wilson


/s/ VERNON W. SETTLE             Vice President, Finance and Administration         March 30, 2000
---------------------------      Principal Accounting Officer
Vernon W. Settle


/s/ H. ROBERT GILL               Director                                           March 30, 2000
---------------------------
H. Robert Gill


/s/ PHILIP A. GORDON             Director                                           March 30, 2000
---------------------------
Philip A. Gordon


/s/ JAMES L.D. ROSER             Director                                           March 30, 2000
---------------------------
James L.D. Roser


/s/ WILLIAM J. SANKO             Director                                           March 30, 2000
---------------------------
William J. Sanko

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of QualMark Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of QualMark Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Denver, Colorado
February 14, 2000

QUALMARK CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   YEARS ENDED DECEMBER 31,
                                                                   1999                1998
Revenues                                                     $        12,559    $        13,742
Cost of revenues                                                       7,570              7,659
                                                             ---------------    ---------------
        Gross profit                                                   4,989              6,083

Selling, general and administrative expenses                           6,809              4,467
Research and development expenses                                        690                684
                                                             ---------------    ---------------
        Total operating expenses                                       7,499              5,151

        Income (loss) from operations                                 (2,510)               932

Other income (expense):
   Interest expense                                                     (200)               (73)
   Interest income                                                        33                  2
   Other income (expense), net                                            (9)                12
                                                             ---------------    ---------------
Income (loss) before income taxes                                     (2,686)               873

Income tax benefit                                                       322                842
                                                             ---------------    ---------------
Net income (loss)                                            $        (2,364)   $         1,715
                                                             ===============    ===============
Net income (loss) per basic share of common stock            $         (0.67)   $          0.50
                                                             ===============    ===============
Net income (loss) per diluted share of common stock          $         (0.67)    $         0.45
                                                             ===============    ===============
Weighted average shares outstanding - basic                            3,532              3,450
                                                             ===============    ===============
Weighted average shares outstanding- diluted                           3,532              3,806
                                                             ===============    ===============

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

BALANCE SHEET
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

                                                                                           DECEMBER 31,
                                                                                     1999                1998
ASSETS
Current assets:
   Cash and cash equivalents                                                    $         525      $         668
   Trade accounts receivable, net of allowance for doubtful
    accounts of $192 and $164, respectively                                             4,089              3,916
   Inventories, net                                                                     1,725              1,363
   Deferred tax asset                                                                   1,089                882
   Other current assets                                                                   125                132
                                                                                -------------      -------------
        Total current assets                                                            7,553              6,961
Property and equipment, net                                                             1,508              1,315
Note receivable from officer                                                              104                104
Deferred tax asset                                                                         88                 --
Other assets                                                                              155                141
                                                                                -------------      -------------
                                                                                $       9,408      $       8,521
                                                                                =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $       1,179      $         869
   Accrued expenses                                                                     1,299              1,411
   Customer deposits and deferred revenue                                                  58                 63
   Current portion of long-term debt                                                    1,700                436
   Current portion of capital lease obligations                                             3                  5
                                                                                -------------      -------------
        Total current liabilities                                                       4,239              2,784
Long-term debt                                                                          1,086                975
Deferred tax liability                                                                     --                 21
                                                                                -------------      -------------
           Total liabilities                                                            5,325              3,780
Commitments and contingencies (Notes 6 and 12)
Shareholders' equity:
   Convertible preferred stock; no par value; 2,000,000 shares authorized;
      490,929 designated as Series A, 456,116 and zero shares issued and outstanding at December 31, 1999 and 1998, respectively; cumulative dividends at 8% per annum; 99,619 designated as Series B, none
      outstanding at December 31, 1999 and 1998, respectively                             834                 --
   Common stock; no par value; 15,000,000 shares authorized;
      3,539,015 and 3,485,015 shares issued and outstanding at
      December 31, 1999 and 1998, respectively                                          7,295              6,396
   Accumulated deficit                                                                 (4,046)            (1,655)
                                                                                -------------      -------------
        Total shareholders' equity                                                      4,083              4,741
                                                                                -------------      -------------
                                                                                $       9,408      $       8,521
                                                                                =============      =============

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

                                                    COMMON STOCK             PREFERRED STOCK          ACCUMULATED
                                                  SHARES     AMOUNT        SHARES        AMOUNT         DEFICIT      TOTAL
                                                 ---------   -------       -------       -------        -------      -------
Balance December 31, 1997                        3,387,134   $ 6,270          --         $   --         $(3,370)     $ 2,900

Exercise of options for common stock                63,824        51                                                      51

Exercise of warrants for common stock               34,057        52                                                      52

Amortization of deferred compensation
 related to issuance of warrants and options                      23                                                      23

Net income                                                                                                1,715        1,715
                                                 ---------   -------       -------       -------        -------      -------
Balance December 31, 1998                        3,485,015     6,396            --            --         (1,655)       4,741

Exercise of warrants for common stock               54,000       115                                                     115

Amortization of deferred compensation
 related to issuance of warrants and options                      23                                                      23

Issuance of preferred stock and common
  stock warrants                                                 140       465,116           834                         974

Warrants issued for common stock in
 litigation settlement                                           621                                                     621

Preferred dividends                                                                                         (27)         (27)

Net loss                                                                                                 (2,364)      (2,364)
                                                 ---------   -------       -------       -------        -------      -------
Balance December 31, 1999                        3,539,015   $ 7,295       465,116       $   834        $(4,046)     $ 4,083
                                                 =========   =======       =======       =======        =======      =======


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $      (2,364)     $       1,715
Adjustments to reconcile net income (loss) to net cash from
 operating activities:
   (Gain) loss on disposal of equipment                                                    32                (45)
   Depreciation and amortization                                                          550                629
   Warrant and stock option expense                                                        23                 23
   Deferred income tax benefit                                                           (316)              (861)
   Issuance of warrants and note payable to settle litigation                           1,546                 --
Changes in assets and liabilities:
      Accounts receivable, net                                                           (173)              (816)
      Inventories, net                                                                   (362)              (755)
      Other assets                                                                         59               (186)
      Accounts payable                                                                    310                223
      Accrued expenses                                                                   (139)              (482)
      Customer deposits and deferred revenue                                               (5)                 4
                                                                                -------------      -------------
        Net cash used in operating activities                                            (839)              (551)
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                                    (769)              (567)
Proceeds from disposal of property and equipment                                           --                112
Investment in patents                                                                     (72)                --
Note receivable from officer                                                               --               (104)
                                                                                -------------      --------------
        Net cash used in investing activities                                            (841)              (559)
                                                                                -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                1,050              2,836
Repayments of borrowings                                                                 (600)            (1,609)
Proceeds from issuance of common stock, net                                               115                103
Proceeds from issuance of preferred stock and warrants, net                               974                 --
Principal payments on capital lease obligations                                            (2)               (11)
                                                                                -------------      -------------
        Net cash provided by financing activities                                       1,537              1,319
                                                                                -------------      -------------
Net increase (decrease) in cash and cash equivalents                                     (143)               209
Cash and cash equivalents at beginning of year                                            668                459
                                                                                -------------      -------------
Cash and cash equivalents at end of year                                        $         525      $         668
                                                                                =============      =============
SUPPLEMENTAL DISCLOSURE
Interest paid                                                                   $         170      $          73
                                                                                =============      =============
Taxes paid                                                                      $          --      $          25

NON-CASH FINANCING ACTIVITIES
Issuance of note payable to settle litigation                                   $         925      $          --
Issuance of warrants to settle litigation                                                 621                 --
                                                                                =============      =============

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

          QualMark Corporation (the "Company") was incorporated on March 11, 1992 in the State of Colorado. Its principal business activity is the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The Company's sole manufacturing facility is located in Denver, Colorado. The Company also operates service centers, called Accelerated Reliability Test Centers ("ARTC"), where vibration and thermal chambers are available to customers for daily rental which are located at the Company's Denver, Colorado facility, in Boston, Massachusetts, Santa Clara, California, Huntington Beach, California, Detroit, Michigan, Orlando, Florida and Raleigh, North Carolina. During 1999, the Company formed alliances for service centers in Burton, Michigan, Round Rock, Texas, London, England, Galway, Ireland, Mannheim, Germany, Enschede, the Netherlands, Milan, Italy, Molndal, Sweden and Paris, France.

      CASH AND CASH EQUIVALENTS

          Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

      CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

      INVENTORIES

          Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements and equipment under capital leases is provided over the shorter of the assets useful lives or the lives of the leases and is included in depreciation expense. Maintenance and repairs are expensed as incurred and improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

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

      ADVERTISING EXPENSE

          The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising and marketing expense for 1999 and 1998 was $65,000 and $135,000, respectively.

      PREOPENING COSTS

          The Company charges to selling, general and administrative expense the preopening costs of new service centers as incurred. These costs are primarily labor, supplies, preopening marketing and advertising and other expendable items.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      INCOME TAXES

          Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of individual assets and liabilities.

      PRODUCT WARRANTIES

          A provision has been recorded for expected costs to be incurred as a result of product warranties at the time the sale is recognized. In 1999 and 1998, the Company offered a limited, two-year parts and labor warranty on all new OVS systems. Starting in 2000, the Company will offer a standard, one-year parts and labor warranty on all new OVS systems, and a limited, two-year parts and labor warranty on specific negotiated contracts.

      FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer deposits and long term debt approximate fair value.

      NET INCOME (LOSS) PER SHARE

          Net income (loss) per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Net income (loss) per diluted share of common stock adds to basic weighted shares the weighted average number of shares of potential common shares (diluted stock options and warrants) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive. The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                                                         DECEMBER 31,
                                                                                     1999            1998
        Basic earnings per share computation
           Net income (loss)                                                    $      (2,364)   $       1,715
                                                                                =============    =============

           Weighted average shares outstanding - basic                                  3,532            3,450
                                                                                =============    =============

           Basic earnings (loss) per share                                      $      (0.67)    $        0.50
                                                                                =============    =============

        Diluted earnings per share computation
           Net income (loss)                                                    $     (2,364)    $       1,715
                                                                                =============    =============

           Weighted average shares outstanding - basic                                 3,532             3,450
           Dilutive stock options and warrants                                            --               356
                                                                                ------------     -------------
                                                                                       3,532             3,806
                                                                                ============     =============
           Diluted earnings (loss) per share                                    $      (0.67)    $        0.45
                                                                                ============     =============

     Options and warrants to purchase 1,729,991 shares were not included in the computation of earnings per share assuming dilution at December 31, 1999, because including the options would result in an antidilutive effect on earnings per share.

     Options to purchase 55,500 shares of common stock were excluded from dilutive stock option calculations for 1998, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     USE OF ESTIMATES

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

      NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. In June 1999, the FASB issued FAS No. 137, which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. Currently, the Company does not engage in such activities and the adoption of this standard is not expected to have an effect on the Company's financial position or results of operations.

2.   INVENTORIES

     Inventories consist of the following at (in thousands):

                                                                          DECEMBER 31,
                                                                        1999                1998

        Raw materials                                            $           905    $           708
        Work in process                                                      213                198
        Finished goods                                                       657                457
        Less: Allowance for obsolescence                                     (50)                --
                                                                 ---------------    ---------------
                                                                 $         1,725    $         1,363
                                                                 ===============    ===============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at (in thousands):

                                                                              DECEMBER 31,
                                                                        1999                1998
        Machinery and equipment                                  $         2,426    $         2,130
        Furniture and fixtures                                               189                167
        Leasehold improvements                                               458                421
        Capitalized software                                                 128                 --
        Construction in process                                               87                 --
        Less: Accumulated depreciation and amortization                   (1,780)           (1,403)
                                                                 ---------------    ---------------
                                                                 $         1,508    $         1,315
                                                                 ===============    ===============

     Depreciation expense was $544,000 and $613,000 for the years ended December 31, 1999 and 1998, respectively.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     The Company leases certain office and service center equipment under capital leases. Property and equipment above include the following amounts for leases that have been capitalized at (in thousands):

                                                                                         DECEMBER 31,
                                                                                   1999                1998
        Machinery and equipment                                               $            76    $            76
        Less: Accumulated amortization                                                    (55)               (52)
                                                                              ---------------    ---------------
                                                                              $            21    $            24
                                                                              ===============    ===============

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following at (in thousands):

                                                                                         DECEMBER 31,
                                                                                   1999                1998
        Accrued warranty                                                      $           661    $           444
        Accrued legal expense                                                              --                390
        Accrued employee related                                                          226                231
        Accrued royalties payable                                                          78                207
        Other                                                                             344                139
                                                                              ---------------    ---------------
                                                                              $         1,299    $         1,411
                                                                              ===============    ===============


5.   INDEBTEDNESS

          In May 1996, the Company entered into a line of credit arrangement with a bank. The credit line, as amended August 1997, provided for draws up to $1,300,000, bore interest at prime plus 1.5%, matured August 2000 and was secured by substantially all the assets of the Company. The Company maintained certain financial and other covenants in order to draw amounts available under the line of credit. During September 1998, the Company drew $750,000 from the line of credit. Additionally, during September 1998, the Company borrowed additional amounts from a bank to purchase equipment, for a total equipment loan outstanding of $675,000. Interest on the loan accrued at a rate equal to the prime rate plus 1.5%. The loan was secured by substantially all equipment of the Company and was payable in equal installments over three years.

          During December 1998, the Company terminated the above equipment loan and line of credit and entered into a new line of credit arrangement and term loan agreement with a commercial bank. The credit line provides for draws up to $3,000,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), and matures December 2001. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. The term loan provides for two draws up to $2,000,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), and matures December 2001. Both the line of credit arrangement and term loan agreement are secured by substantially all the assets of the Company.

          During 1999, the Company renegotiated its Revolving credit and Term Loan Agreement ("Credit Agreement") with the commercial bank. Among other changes, this amendment to the existing Credit Agreement reduced the amount the Company may borrow on its revolving credit from $3,000,000 to $2,000,000. In addition, the Company will make no further borrowings on the term loan portion of the Credit Agreement. The revolving loan reflects three draws against it, with interest rates ranging from 9.56% to 9.65%, and a maturity date of December 22, 2001. As of December 31, 1999, the balance of the revolving credit is $1,050,000, and is classified as a current liability.

          The term loan agreement may not exceed $1,411,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 9.65% at December 31, 1999 and 7.41% at December 31, 1998. The term loan matures December 2001 and is secured by substantially all the assets of the Company. The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Although the Company is not now, nor has it ever been in arrears on any payment pursuant

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     to the Credit Agreement, as of December 31, 1999, the Company is in default of certain financial covenants contained in the Credit Agreement. The Company attributes this default condition primarily to expenses incurred to contest and settle litigation (See Note 12), and to fluctuations in customer demand. The Company has, however, received waivers from its lenders regarding such noncompliance.

     Through December 31, 1999, the Company had an outstanding balance of $1,111,000 under the term loan agreement. The following represents future amounts payable at December 31, 1999 (in thousands).

        Year ended December 31,
           2000                                                               $           300
           2001                                                                           811
                                                                              ---------------
                                                                              $         1,111
                                                                              ===============

          Also, on August 31, 1999, the Company entered into a settlement agreement with Screening Systems, Inc. ("SSI"). Under the terms of the settlement, the Company issued a $925,000 note payable, which accrues interest at 9% per annum. The note payable matures in April 2001, (See Note
     12). As of December 31, 1999 the note had an outstanding balance of $625,000. The following represents future amounts payable at December 31, 1999 (in thousands).

        Year ended December 31,
           2000                                                               $           350
           2001                                                                           275
                                                                              ---------------
                                                                              $           625
                                                                              ===============

6.    LEASE COMMITMENTS

          The Company leases equipment, office space, and operating facilities under capital and operating lease arrangements. Future minimum lease payments consist of the following at December 31, 1999 (in thousands):

                                                               CAPITAL           OPERATING
                                                               LEASES             LEASES              TOTAL
        Year ended December 31,
                    2000                                   $             3    $           381   $            384
                    2001                                                --                178                178
                    2002                                                --                 41                 41
                                                           ---------------    ---------------   ----------------
                                                                         3    $           600   $            603
                                                                              ===============   ================
        Current portion                                                 (3)
                                                           ---------------
        Long-term portion                                  $            --
                                                           ===============


     Rent expense for the years ended December 31, 1999 and 1998 was $560,000 and $489,000, respectively. The Company sublets some of the office space under an agreement, which was terminated in 1998. Sublease income for the year ended December 31, 1998 was $23,000.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.    INCOME TAXES

     Income tax expense (benefit) consists of the following (in thousands):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   1999                1998
        Current tax expense (benefit)
           Federal                                                            $            (9)   $            14
           State                                                                            3                  5
                                                                              ---------------    ---------------
                                                                                           (6)                19
        Deferred tax expense (benefit)
           Federal                                                                       (271)              (743)
           State                                                                          (45)              (118)
                                                                              ---------------    ---------------
                                                                                         (316)              (861)
                                                                              ---------------    ---------------
                                                                              $          (322)   $          (842)
                                                                              ===============    ===============

          A reconciliation of the statutory Federal income tax rate to the income tax provision (benefit) is as follows (in thousands):

                                                                               YEARS ENDED DECEMBER 31,
                                                                     1999                                        1998
                                                         AMOUNT                  %                 AMOUNT                   %

     Computed "expected" tax                          $     (913)                (34.0)%         $      297                  34.0%
     State income taxes, net of Federal
      income tax effect                                     (127)                 (4.8)                  54                   6.1
     Utilization of NOL                                       --                    --                 (323)                (37.0)
     Change in valuation allowance                           616                  23.0                 (914)               (104.7)
     Other                                                   102                   3.8                   44                   5.1
                                                      ----------            ----------           ----------            ----------

                                                      $     (322)                (12.0)%         $     (842)                (96.5)%
                                                      ==========            ==========           ==========            ==========

          Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                                       DECEMBER 31,
                                                               1999                  1998
     Deferred tax assets:
        NOL carryforwards                                  $      1,331           $        419
        Accrued liabilities                                         278                    383
        Allowance for doubtful accounts                              76                     65
        Inventory                                                    20                     --
        Depreciation and amortization                                88                      5
        Other                                                         5                     15
        Valuation allowance                                        (616)                    --
                                                           ------------           ------------
     Total deferred tax assets                                    1,182                    887
                                                           ------------           ------------

     Deferred tax liabilities:
        Unicap                                                        5                     --
        Depreciation                                                 --                     26
                                                           ------------           ------------
     Total deferred tax liabilities                                   5                     26
                                                           ------------           ------------
     Net deferred tax asset                                $      1,177           $        861
                                                           ============           ============
     Financial Statements:
        Current deferred tax assets                        $      1,089           $        882
        Non-current deferred tax assets                              88                     --
        Non-current deferred tax liabilities                         --                    (21)
                                                           ------------           ------------
     Net deferred tax asset                                $      1,177           $        861
                                                           ============           ============

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          As of December 31, 1999 and 1998, the Company had net operating loss ("NOL") carryforwards of approximately $3,372,000 and $1,063,000, respectively, which are available to offset future taxable income. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

          During the third quarter of 1999, due to an unexpected downturn in its business, which resulted in on going operating losses, management concluded that it was more likely than not that some portion of the deferred tax assets would not be realizable and determined that a valuation allowance was required for a portion of the deferred tax assets. Accordingly, in the third and fourth quarters of 1999 a valuation allowance was established, which totaled $616,000 as of December 31, 1999, for those deferred tax assets that did not meet the more likely than not requirement for realization. The release of the valuation allowance in 1998 was based on management's conclusion that sufficient positive evidence regarding realization of certain tax carryforward items did exist at that time.

8.   CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

     PREFERRED STOCK

          The Company sold, to an existing common shareholder, 465,116 shares of preferred stock and warrants to purchase 139,535 shares of common stock for $1,000,000 on September 1, 1999, for proceeds of $974,000, net of transaction costs. The preferred shares accrue dividends at 8% per annum, and dividends for the first twelve months may be paid in additional preferred shares, which would allow the holder to accumulate additional 37,210 preferred shares. The preferred shares are convertible to common shares at $2.15 per share.

     STOCK WARRANTS

          In 1995, warrants to purchase 72,000 shares of common stock at an exercise price of $2.13 per share were issued to a principal shareholder, in connection with the Company's sale of Hobbs Engineering Corporation ("Hobbs") to the shareholder (Note 11). The warrants vest and are exercisable in 25% increments on December 31, 1996, 1997, 1998 and 1999. All warrants expire five years from the grant date. Compensation expense relative to these warrants of $92,000 will be charged to expense over the four-year vesting period which began January 1, 1996. During 1999, Hobbs exercised 54,000 warrants to purchase 54,000 shares of common stock.

          Also in 1995, warrants to purchase 50,009 shares of common stock at an exercise price of $3.375 per share were issued in connection with the issuance of $500,000 of 10% secured notes. During 1999, no warrants were exercised. During 1998, 15,002 of these warrants were exercised to purchase 15,002 shares of common stock.

          During 1996, the Company offered its stock for sale to the public. In connection therewith, the Company issued to the underwriter a five-year warrant to purchase up to 132,170 shares of common stock at $4.50 per share. During 1999, no warrants were exercised. During 1998, 44,277 of these warrants were used to purchase 19,055 shares of common stock.

          During 1999, warrants to purchase 139,535 shares of common stock at an exercise price of $2.15 per share were issued in connection with the issuance of 465,116 shares of cumulative preferred stock, as noted above. These warrants had a fair market value of $140,000 at issuance.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Also in 1999, the Company issued warrants to purchase 620,000 shares of common stock at an exercise price of $4.85 per share in connection with the settlement of patent litigation with SSI. These warrants had a fair market value of $621,000 at issuance. (See Note 12).

     STOCK OPTIONS

          In 1993, the Company adopted an incentive stock option plan (the "1993 Plan") which provides employees and officers with an opportunity to purchase an aggregate of 159,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vests at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.


     Stock option transactions of the 1993 Plan are summarized below:

                                                                          WEIGHTED AVERAGE
                                                       SHARES              EXERCISE PRICE

     Outstanding at December 31, 1997                    102,746            $       2.10
     Exercised                                            (1,874)                   2.13
     Forfeited                                              (375)                   2.13
                                                    ------------            ------------
     Outstanding at December 31, 1998                    100,497                    2.10

     Forfeited                                            (3,000)                   2.13
                                                    ------------            ------------

     Outstanding at December 31, 1999                     97,497            $       2.09
                                                    ============            ============

          At December 31, 1999 and 1998, options were exercisable with respect to 97,497 and 86,709 shares, respectively, with exercise prices ranging from $2.00 to $2.13 and a weighted average exercise price of $2.09 for both year ends.

          During 1998, compensation expense of $7,000 was recorded in connection with a November 1995 grant of 31,895 options to three employees of the Company. There is no unamortized deferred remaining.

          An additional 175,788 nonqualified stock options have been issued to the Company's president outside of the plan described above. During 1998, nonqualified options of 59,700 shares of common stock were exercised at an exercise price of $.67 per share. At December 31, 1999 and 1998, nonqualified options to purchase 116,088 shares at a price of $2.00 per share are exercisable.

          In 1995, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% (or 110% in the case of a holder of 10% or more of the voting power of all classes of stock of the Company) of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors. Aggregate common shares of 722,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate of 25% per year over four years and expire up to ten years from the date of grant at the discretion of the Board of Directors.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Stock option transactions of the 1996 Plan are summarized below:

                                                                          WEIGHTED AVERAGE
                                                       SHARES              EXERCISE PRICE

     Outstanding at December 31, 1997                    388,000            $       4.25
     Granted                                              76,250                    6.56
     Exercised                                            (2,250)                   3.41
     Forfeited                                           (31,000)                   4.38
                                                    ------------            ------------
     Outstanding at December 31, 1998                    431,000                    4.63

     Granted                                             302,750                    2.95
     Forfeited                                          (138,000)                   3.95
                                                    ------------            ------------

     Outstanding at December 31, 1999                    595,750            $       3.94
                                                    ============            ============

          At December 31, 1999 and 1998, options were exercisable with respect to 186,562 and 123,375 shares, respectively, with exercise prices ranging from $3.25 to $7.00 and a weighted average exercise price of $4.37 and $4.06, respectively.

     FAIR VALUE

          Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                               1999                     1998
     Net income (loss):
        As reported                                       $     (2,364)            $      1,715
        Pro forma                                         $     (2,603)            $      1,596

     Basic income (loss) per share:
        As reported                                       $      (0.67)            $       0.50
        Pro forma                                         $      (0.74)            $       0.46

     Fully diluted income (loss) per share:
        As reported                                       $      (0.67)            $       0.45
        Pro forma                                         $      (0.74)            $       0.42


          The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1999 and 1998: dividend yield of zero; expected volatility of 79% and 46%, respectively; risk-free interest rates of 5.95% and 4.54%, respectively, and an expected term of six years. The risk-free interest rate used in the calculation is the yield on the grant date of a U.S. Treasury Strip with a maturity equal to the expected term of the option. The pro forma effect on net income for 1999 and 1998 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.   PROFIT SHARING PLAN

          The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. The Company may make discretionary contributions, as determined by the Board of Directors each year, to employee participants who have more than one year of service. Participants vest in employer contributions at a rate of 20% per year over five years. During 1999, no employer contributions were made. The Company contributed $20,000 to the Plan during 1998.

10.  SEGMENT INFORMATION

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

          The table below summarizes information about reported segments (in thousands):

                                                              EQUIPMENT            ARTC               TOTAL

                    YEAR ENDED DECEMBER 31, 1999

                    Sales                                  $         8,804    $         3,755   $         12,559
                    Gross profit                                     3,330              1,659              4,989
                    Property and equipment, net                        385              1,123              1,508


                    YEAR ENDED DECEMBER 31, 1998

                    Sales                                  $        10,151    $         3,591   $         13,742
                    Gross profit                                     4,609              1,474              6,083
                    Property and equipment, net                        303              1,012              1,315




          The following is sales by geographic area (in thousands):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   1999               1998

                    United States                                             $        10,592   $         12,820
                    International                                                       1,967                922
                                                                              ---------------   ----------------

                    Total                                                     $        12,559    $        13,742
                                                                              ===============    ===============

          International sales are based on where the products were shipped and where ARTC services were rendered.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

          During 1999 and 1998, royalties of $251,000 and $412,000,
     respectively, were expensed relating to this agreement. As of December 31, 1999, the Company had fulfilled the agreement with Dr. Hobbs and, therefore, no future royalties are payable on sales.

          During 1998, the Company lent $104,000 to the Company's president pursuant to a note secured by his primary residence, with interest accruing at a rate equal to the 10% annually. The note is payable over five years, with 5% of the principal due at each anniversary date and the remaining balance due to the end of the term. On January 13, 2000, the Company had repurchased 4,016 common shares at the fair market value of $4.06, on that date, per share from its president in lieu of the 1999 cash payment for principal, interest and penalties totaling $16,000. As of January 13, 2000, the outstanding note payable balance totaled $98,000.

12.  LEGAL MATTERS

          On March 22, 1996, the Company was served with a summons and complaint from Screening Systems, Inc., a competitor. The complaint, as amended, alleges the Company's vibration system infringes three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and seeks injunctive relief, monetary damages and costs of litigation.

          The Company has been aware of the patent in question since the Company commenced its operations and, with advice from patent counsel, designed its vibration system, components of which are also patented, so as to not infringe the patents. The Company's vibration system has been used continuously in its products since 1991.

          Although the Company continues to maintain it engaged in no wrongful conduct, on August 31, 1999, it entered into a settlement agreement with SSI. Under the terms of the settlement, the Company will pay $925,000 to SSI in three unequal payments upon signing the agreement, July 2000, and April 2001. Interest will accrue at 9% per annum and is payable quarterly, on the settlement amount. In addition, the Company issued warrants to SSI for the purchase of 620,000 shares of its non-voting common stock. The warrants have a five-year term at an exercise price of $4.85 per share, and a fair market value of $621,000.

          Management believes that all expenses relating to this litigation have been provided for in the financial statements for the year ending December 31, 1999.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION                                                                      SEQUENTIAL PAGE NO.
--------------          -----------                                                                      -------------------
3.1                     Amended and Restated Articles of Incorporation of the Company.(1)

3.2                     Amended and Restated Bylaws of the Company.(1)

3.3                     Certificate of Designation for Series A Preferred Stock.(5)

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

10.12                   Loan and Security Agreement dated December 22, 1998, by and between QualMark
                        Corporation and U.S. Bank National Association.(4)

10.13                   Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between
                        QualMark and U.S. Bank National Association.(4)

10.14                   Second Amendment to Loan Agreement dated August 23, 1999 by and between
                        QualMark and U.S. Bank National Association.(5)

10.15                   Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening Systems, Inc.(5)

10.16                   Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to purchase 139,535 shares of Common Stock.(5)

27.1                    Financial Data Schedule

------------------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

(3) Filed as an Exhibit to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4) Filed as an Exhibit to the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.