Form 10QSB
period 2000-03-31
QUALMARK CORP
filed 2000-05-12
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                              -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                     to
                               --------------------  --------------------------

Commission file number 0-28484
                      ---------------------------------------------------------

                              QualMark Corporation
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Colorado                                       84-1232688
---------------------------------                     ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  1329 West 121st Avenue, Denver, CO                          80234
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number)                 (303) 254-8800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at May 3, 2000 is 3,566,998.
-------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              ----------     ------------
                                                              (UNAUDITED)
                    ASSETS
Cash                                                          $      798      $      525
Trade accounts receivable, net of allowance for
    doubtful accounts of $176 and $192 at March 31,
    2000 and December 31, 1999, respectively                       4,211           4,089
Inventories, net                                                   1,278           1,725
Deferred income taxes                                              1,044           1,089
Other current assets                                                 186             125
                                                              ----------      ----------
    Total current assets                                           7,517           7,553

Property and equipment, net                                        1,624           1,508
Long-term notes receivable                                            98             104
Deferred income taxes                                                 88              88
Other assets                                                         151             155
                                                              ----------      ----------


Total assets                                                  $    9,478      $    9,408
                                                              ==========      ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                              $      857      $    1,179
Accrued expenses                                                   1,133           1,302
Customer deposits and deferred revenue                                79              58
Current portion of long-term obligations                           2,150           1,700
                                                              ----------      ----------
    Total current liabilities                                      4,219           4,239

Noncurrent portion of long-term obligations                        1,086           1,086

                                                              ----------      ----------
   Total liabilities                                               5,305           5,325
                                                              ----------      ----------

Shareholders' Equity:
Preferred Stock; no par value; 2,000,000 shares
    authorized; cumulative dividends at 8% per
    annum; 465,116 shares issued and outstanding
    at March 31, 2000 and December 31, 1999                          834             834
Common Stock; no par value;15,000,000 shares
    authorized; 3,566,998 and 3,539,015 shares
    issued at March 31, 2000
    and December 31, 1999, respectively                            7,350           7,295
Treasury Stock, at cost, 4,016 and zero shares held
    at March 31, 2000 and December 31, 1999, respectively            (16)             --
Accumulated deficit                                               (3,995)         (4,046)
                                                              ----------      ----------
    Total shareholders' equity                                     4,173           4,083
                                                              ----------      ----------

Total liabilities and shareholders' equity                    $    9,478      $    9,408
                                                              ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                     FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED     MONTHS ENDED
                                                     MARCH 31, 2000   MARCH 31, 1999
                                                     --------------   --------------
Net revenue                                            $     3,517      $     2,981
Cost of sales                                                2,269            1,803
                                                       -----------      -----------
    Gross profit                                             1,248            1,178

Selling, general and administrative expenses                   940            1,235
Research and development expenses                              115              170
                                                       -----------      -----------
    Income (loss) from operations                              193             (227)

Other expense:
    Interest, net                                              (77)             (29)
                                                       -----------      -----------
Income (loss) before income taxes                              116             (256)

Provision (benefit) for income taxes                            45             (105)
                                                       -----------      -----------

Net income (loss)                                      $        71      $      (151)
                                                       ===========      ===========


Basic earnings (loss) per share                        $      0.02      $     (0.04)
Diluted earnings (loss) per share                             0.02            (0.04)

Weighted average number of common shares - basic         3,552,000        3,510,000
Weighted average number of common shares - diluted       3,807,000        3,510,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               FOR THE THREE    FOR THE THREE
                                                                MONTHS ENDED     MONTHS ENDED
                                                               MARCH 31, 2000   MARCH 31, 1999
                                                               --------------   --------------
Cash Flows From Operating Activities:
Net income (loss)                                                   $  71          $(151)
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
    Depreciation and amortization                                     146            133
    Warrant and stock option expense                                   --              6
    Change in deferred income taxes                                    45           (109)
Change in assets and liabilities:
    Accounts receivable                                              (122)           199
    Inventories                                                       447           (327)
    Other assets                                                      (72)           (63)
    Accounts payable and accrued expenses                            (511)          (313)
    Customer deposits and deferred revenue                             21             13
                                                                    -----          -----
        Net cash provided by (used in) operating activities            25           (612)
                                                                    -----          -----


Cash Flows From Investing Activities:
Acquisition of property and equipment                                (257)          (184)
Investment in patents                                                  --            (11)
                                                                    -----          -----
    Net cash used in investing activities                            (257)          (195)
                                                                    -----          -----


Cash Flows From Financing Activities:
Proceeds from borrowing                                               450            600
Payments on borrowings                                                 --             (1)
Proceeds from issuance of common stock                                 55            115
                                                                    -----          -----
    Net cash provided by financing activities                         505            714
                                                                    -----          -----

Net increase in cash                                                  273            (93)
Cash at beginning of period                                           525            668
                                                                    -----          -----
Cash at end of period                                               $ 798          $ 575
                                                                    =====          =====

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

QualMark Corporation (the "Company") was founded in 1991 and is a manufacturer and distributor of physical stress systems, as well as a provider of physical stress testing services. Physical stress systems rapidly and efficiently expose product design and manufacturing related failures of customer products and components, thereby providing manufacturers necessary information to improve product design, quality and reliability. The Company provides physical stress testing services through its network of test centers.

NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and notes thereto.

The interim financial data as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2000 are not necessarily indicative of results for the remainder of 2000.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                        3/31/00
                                      (unaudited)        12/31/99
                                      -----------        --------
Raw materials                           $   800          $   905
Work in process                              18              213
Finished goods                              510              657
Less: Allowance for obsolescence            (50)             (50)
                                        -------          -------
                                        $ 1,278          $ 1,725
                                        =======          =======


NOTE 3 - Commercial Bank Borrowings

During the three months ended March 31, 2000, the Company drew $450,000 against its revolving Credit Agreement. The draw accrues interest at 9.72% per annum and matures on December 22,

2001. On March 24, 2000, the Company received a letter ("the Letter") from US Bank Corporation waiving certain financial convenants set forth in the Second Amendment to Loan Agreement dated August 23, 1999. The Letter, in turn, establishes new financial covenants commencing with the quarter ending March 31, 2000 and continuing through the quarter ending September 30, 2000. Beginning with the quarter ended December 31, 2000 compliance with the original financial covenants will be reinstated. The Credit Agreement is secured by substantially all the assets of the Company.

As of March 31, 2000, the balances of the revolving credit and term loan are $1,500,000 and $1,111,00, respectively.

NOTE 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Options and warrants to purchase 699,852 shares were included in the computation of earnings per share for the three month period assuming dilution at March 31, 2000 because the options would result in a dilutive effect on earnings per share. Options and warrants to purchase 943,093 shares of common stock were excluded from dilutive calculations for the quarter ended March 31, 2000, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such, they would be antidilutive. Options and warrants to purchase 815,983 shares were not included in the computation of diluted earnings (loss) per share for the three month period ending March 31, 1999, as the options and warrants would have an antidilutive effect.

NOTE 5 - Related Party Transactions

During 1998, the Company lent $104,000 to the Company's president pursuant to a note secured by his primary residence, with interest accruing at a rate equal to 10% annually. The note is payable over five years, with 5% of the principal due at each anniversary date and the remaining balance due to the end of the term. On January 13, 2000, the president remitted 4,016 common shares at a fair market value of $4.06 per share on that date to satisfy $16,000 of principal, interest and penalties related to the note. As of March 31, 2000, the outstanding note balance was $98,000.

NOTE 6 - Segment Information

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

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for fiscal year ended 1999 and there are no inter-segment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about the reported segments (in thousands) as of and for the three months ended March 31, 2000 and 1999:

                                  EQUIPMENT         ARTC          TOTAL
THREE MONTHS ENDED 3/31/00

Sales                               $2,711         $  806         $3,517
Gross profit                           976            272          1,248
Property and equipment, net            576          1,048          1,624




THREE MONTHS ENDED 3/31/99

Sales                               $2,158         $  823         $2,981
Gross profit                           887            291          1,178
Property and equipment, net            423            944          1,367


The following table shows sales by geographic area (in thousands) for the three months ended March 31, 2000 and 1999:


                  THREE MONTHS ENDED    THREE MONTHS ENDED
                    MARCH 31, 2000        MARCH 31, 1999
United States           $2,517                $2,373
International            1,000                   608
                        ------                ------
Total                   $3,517                $2,981
                        ======                ======


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report which are not historical in nature are forward-looking statements subject to risks and uncertainties that are difficult or impossible to predict with accuracy. Actual results could differ materially from those set forth or implied by forward-looking statements. Such risks and uncertainties include, but are not limited to, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.

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

Revenue

Net revenue increased $536,000 (18.0%) from $2,981,000 to $3,517,000 for the three months ended March 31, 2000, as compared with the three months ended March 31, 1999 due primarily to the increased demand for the Company's OVS system in international markets.

The Company attributes the increase in demand for OVS systems to continuing, strategic business relationships being established and increasing product awareness in the international market place. Management also believes that demand has increased due to the passing of the Year 2000, with no significant issues. OVS system sales increased $553,000 (25.6%) in the three-month period ended March 31, 2000, from $2,158,000 to $2,711,000 as compared to the three month period ended March 31, 1999. Unit shipments increased from fifteen to twenty systems in the comparable three-month periods ended March 31, 2000 and 1999. Of the units sold in the quarter ended March 31, 2000, six represented international sales versus two international sales for the quarter ended March 31, 1999.

Test center revenue for the three months ended March 31, 2000 decreased $17,000 (2.1%) from $823,000 to $806,000 over the three months ended March 31, 1999. The Company operated seven test centers and had four strategic partnership test center operations in Europe during 2000 versus eight test centers in the U.S. and three strategic partnership operations in Europe during the same period in 1999.

The Company primarily attributes the decrease in ARTC lab revenue to a decline in volume. During the three months ended March 31, 2000, two of the Company's larger test center labs suffered losses in key sales and test engineer personnel. These factors directly affect the ARTC labs ability to maximize volume.

Gross Margin

The gross margin for the three months ended March 31, 2000 was 35.5%. This compares to a gross margin of 39.6% for the three months ended March 31, 1999. The decrease in the gross margin for the three month period is mostly due to decreased capacity utilization in the OVS manufacturing segment, product mix, and price pressures created by competition. The Company also experienced additional costs associated with increased overhead in the support of new product offerings. The decline in volume from the ARTC labs also contributed to the decrease in margins, as ARTC margins are primarily driven by volume. Management expects margins to increase during future quarters, as focus is placed on manufacturing utilization, improving product mix and ARTC lab maximization.

Operating Expense

General and administrative expenses decreased $295,000 from

$1,235,000 to $940,000 for the three months ended March 31, 2000 compared to the same three-month period in 1999. The decrease in general and administrative expense in the three month period is due primarily to cost saving initiatives implemented during the three months ended March 31, 2000, reflecting a reduction in sales headcount and associated expenditures, a decrease in outside consultants, and an overall decline in departmental general and administrative expenses.

Sales and marketing expenses decreased $262,000 from $685,000 for the three months ended March 31, 1999 to $423,000 for the three months ended March 31, 2000. These expense fluctuations are primarily due to staffing changes in the marketing department and associated expenses over the same three month period in 2000. Additional costs were incurred during the quarter ended March 31, 1999 for international ARTC lab market research, as market development was in its infancy stage.

Research and development costs decreased $55,000 from $170,000 for the three months ended March 31, 1999 to $115,000 for the three months ended March 31, 2000. The decrease for the period was caused primarily by completion of prior year development projects early in the March 31, 2000 quarter. The Company is dedicated to continually pursue further product development and advancement of technology, for which increased expenditures may occur in foreseeable quarters.

For the three months ended March 31, 2000, interest expense was $77,000. Interest expense in the prior year's three-month period ending March 31, 1999 was $37,000 and interest income was $8,000. The increase in interest expense is due to increased borrowing during the latter part of 1999 and in 2000.

Liquidity and Capital Resources

During the first three months of 2000, the Company's operations provided $25,000 of cash in operating activities and invested $257,000 for equipment. The Company borrowed $450,000 under its credit line agreement and existing investors exercised options for common stock for proceeds of $55,000. Together, these activities resulted in a cash increase of $273,000 for a quarter ending balance of $798,000.

During the three months ended March 31, 2000, the Company drew $450,000 against its revolving Credit Agreement. The draw accrues interest at 9.72% per annum and matures on December 22, 2001. On March 24, 2000, the Company received a letter ("the Letter") from US Bank Corporation waiving certain financial convenants set forth in the Second Amendment to Loan Agreement dated August 23, 1999. The Letter, in turn, establishes new financial covenants commencing with the quarter ending March 31, 2000 and continuing through the quarter ending September 30, 2000. Beginning with the quarter ended December 31, 2000 compliance with the original financial covenants will be reinstated. The Credit Agreement is secured by substantially all the assets of the Company.

As of March 31, 2000, the balances of the revolving credit and term loan are $1,500,000 and $1,111,000, respectively.

The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows but can make no assurances that it will be successful in doing so.

The Company is or can be exposed to interest rate risk as a result of financing through variable-rate debt. Interest rate risk is the exposure of an entity's financial condition to adverse movements in interest rates.

                            PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.

     (a) Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended March 31, 2000: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date:  May 12, 2000                By: /s/ W. PRESTON WILSON
       ----------------               -------------------------
                                      W. Preston Wilson
                                      President, Chief Executive Officer

Date:  May 12, 2000                By: /s/ VERNON W. SETTLE
       ----------------               -------------------------
                                      Vernon W. Settle
                                      VP, Finance & Administration
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
3.1            Amended and Restated Articles of Incorporation of the Company. (1)

3.2            Amended and Restated Bylaws of the Company. (1)

3.3            Certificate of Designation for Series A Preferred Stock. (5)

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

10.12          Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National Association.
               (4)

10.13 Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association. (4)

10.14 Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association. (5)

10.15          Settlement Agreement dated August 30, 1999 by and among QualMark
               Corporation and Screening Systems, Inc. (5)

10.16 Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock. (5)

27.1           Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

(3) Incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4) Incorporated by reference from the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.