Form 10QSB
period 2000-06-30
QUALMARK CORP
filed 2000-08-11
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from ______________________ to ______________________

Commission file number   0-28484


                              QualMark Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                       84-1232688
  --------------------------------                      -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   1329 West 121st Avenue, Denver, CO                          80234
 --------------------------------------                       -------
(Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number)        (303) 254-8800


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

The number of shares of no par value common stock at August 3, 2000 is 3,570,761.

         Transitional Small Business Disclosure Format (check one):
                                                                 [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                        JUNE 30,          DECEMBER 31,
                                                                          2000               1999
                                                                       -----------        ------------
                                                                       (UNAUDITED)
                    ASSETS
Cash                                                                    $ 1,164            $   525
Trade accounts receivable, net of allowance for
    doubtful accounts of $170 and $192 at June 30,
    2000 and December 31, 1999, respectively                              3,060              4,089
Inventories, net                                                          1,659              1,725
Deferred income taxes                                                     1,044              1,089
Other current assets                                                        228                125
                                                                        -------            -------
    Total current assets                                                  7,155              7,553

Property and equipment, net                                               1,507              1,508
Long-term notes receivable                                                   --                104
Deferred income taxes                                                        88                 88
Other assets                                                                153                155
                                                                        -------            -------


Total assets                                                            $ 8,903            $ 9,408
                                                                        =======            =======


     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                                        $   638            $ 1,179
Accrued expenses                                                          1,400              1,302
Customer deposits and deferred revenue                                       82                 58
Current portion of long-term obligations                                  2,225              1,700
                                                                        -------            -------
    Total current liabilities                                             4,345              4,239

Noncurrent portion of long-term obligations                               1,086              1,086
                                                                        -------            -------
   Total liabilities                                                      5,431              5,325
                                                                        -------            -------

Shareholders' Equity:
Preferred Stock; no par value; 2,000,000 shares
    authorized; cumulative dividends at 8% per
    annum; 465,116 shares issued and outstanding                            834                834
Common Stock; no par value; 15,000,000 shares
    authorized; 3,570,761 and 3,539,015 shares
    issued at June 30, 2000 and December 31, 1999, respectively           7,364              7,295
Treasury Stock, at cost, 35,546 and zero shares held
    at June 30, 2000 and December 31, 1999, respectively                  (123)                 --
Accumulated deficit                                                     (4,603)             (4,046)
                                                                        -------            -------
    Total shareholders' equity                                            3,472              4,083
                                                                        -------            -------

Total liabilities and shareholders' equity                              $ 8,903            $ 9,408
                                                                        =======            =======

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                             For the six         For the six
                                                                            months ended         months ended
                                                                           June 30, 2000        June 30, 1999
                                                                           -------------        -------------

Cash Flows From Operating Activities:
Net loss                                                                     $ (517)                  $ (829)
Adjustments to reconcile net loss to net cash from
  operating activities:
    Inventory write off                                                         111                       --
    Severance charges                                                           190                       --
    Depreciation and amortization                                               280                      277
    Warrant and stock option expense                                             --                       11
    Deferred income taxes                                                        45                     (582)
Change in assets and liabilities:
    Accounts receivable                                                       1,029                     (327)
    Inventories                                                                 (45)                      19
    Other assets                                                               (105)                     (29)
    Accounts payable and accrued expenses                                      (673)                     674
    Customer deposits and deferred revenue                                       24                        7
                                                                              -----                   ------
        Net cash provided by (used in) operating activities                     339                     (779)
                                                                              -----                   ------


Cash Flows From Investing Activities:
Acquisition of property and equipment                                          (271)                    (410)
Investment in patents                                                           (23)                     (26)
                                                                              -----                   ------
    Net cash used in investing activities                                      (294)                    (436)
                                                                              -----                   ------


Cash Flows From Financing Activities:
Proceeds from borrowing                                                         950                      750
Payments on borrowings                                                         (425)                    (155)
Proceeds from issuance of common stock                                           69                      116
                                                                              -----                   ------
    Net cash provided by financing activities                                   594                      711
                                                                              -----                   ------

Net increase (decrease) in cash                                                 639                     (504)
Cash at beginning of period                                                     525                      668
                                                                             ------                   ------
Cash at end of period                                                        $1,164                   $  164
                                                                             ======                   ======

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                           For the three      For the three       For the six       For the six
                                                           months ended       months ended       months ended       months ended
                                                           June 30, 2000      June 30, 1999      June 30, 2000     June 30, 1999
                                                          ----------------   ----------------   ----------------   ---------------
Net revenue                                                    $    2,944         $    3,400         $    6,461        $    6,381
Cost of sales                                                       1,766              2,132              4,036             3,935
                                                               ----------         ----------         ----------        ----------
    Gross profit                                                    1,178              1,268              2,425             2,446

Selling, general and administrative expenses                        1,116              2,193              2,054             3,428
Research and development expenses                                     305                185                420               355
Severance charges                                                     272                 --                272                --
                                                               ----------         ----------         ----------        ----------
    Loss from operations                                             (515)            (1,110)              (321)           (1,337)

Other expense:
    Interest, net                                                     (73)               (40)              (151)              (69)
                                                               ----------         ----------         ----------        ----------
Loss before income taxes                                             (588)            (1,150)              (472)           (1,406)

Provision (benefit) for income taxes                                    -               (472)                45              (577)
                                                               ----------         ----------         ----------        ----------
Net loss                                                       $     (588)        $     (678)        $     (517)       $      829)
                                                               ==========         ==========         ==========        ==========

Basic and diluted loss per share                               $    (0.17)        $    (0.19)        $    (0.15)       $    (0.24)

Weighted average number of common shares - basic and diluted    3,558,000          3,539,000          3,553,000         3,525,000

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

The interim financial data as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2000 are not necessarily indicative of results for the remainder of 2000.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                         6/30/00
                                                       (unaudited)        12/31/99
                                                        ---------         --------
         Raw materials                                  $  667            $  905
         Work in process                                    47               213
         Finished goods                                    995               657
         Less: Allowance for obsolescence                  (50)              (50)
                                                        ------            ------
                                                        $1,659            $1,725
                                                        ======            ======

The Company monitors inventory for turnover and technical obsolescence. During the three months ended June 30, 2000, $111,000 is included in cost of sales as a write down of obsolescent raw materials.

NOTE 3 - Commercial Bank Borrowings

During the six months ended June 30, 2000, the Company drew $450,000 and $500,000 against its revolving Credit Agreement. The draws accrue interest at 9.73% and 10.13%, per annum, respectively. Both draws mature on December 22, 2001.

The Company's term loan agreement may not exceed $1,411,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 10.65% at June 30, 2000. The term loan matures December 2001.

Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of June 30, 2000, the Company is in default of certain financial covenants contained in the Credit Agreement. On August 2, 2000, the Company received a letter ("the Letter") from US Bank Corporation waiving certain financial covenants set forth in the Third Amendment to Loan Agreement dated March 31, 2000. The Letter, in turn, establishes new financial covenants commencing with the quarter ending September 30, 2000, and continuing through the quarter ending December 31, 2000. Beginning with the quarter ended March 31, 2001 compliance with the original financial covenants will be reinstated. The Credit Agreement is secured by substantially all the assets of the Company.

As of June 30, 2000, the balances of the revolving credit and term loan are $2,000,000 and $1,036,000, respectively.

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

Due to the Company's loss from continuing operations for the three and six month periods ending June 30, 2000 and 1999, a calculation of earnings per share assuming dilution is not required. Options and warrants to purchase 1,530,944 and 920,483 shares were not included in the computation of the diluted loss per share for the three and six month periods ended June 30, 2000 and 1999, respectively, as the options and warrants would have an antidilutive effect.

NOTE 5 - Related Party Transactions

During 1998, the Company lent $104,000 to the Company's president pursuant to a note secured by his primary residence, with interest accruing at a rate equal to 10% annually. The note was payable over five years, with 5% of the principal due at each anniversary date and the remaining balance due at the end of the term. On January 13, 2000, the president remitted 4,016 common shares at a fair market value of $4.06 per share on that date to satisfy $16,000 of principal, interest and penalties related to the note. On May 19, 2000 the Company's president resigned from his position (Refer to Part II - Other Information, Item 6). Subsequently, on June 14, 2000, 31,530 common shares were remitted to the Company by the former president, at a fair market value of $3.39 per share on that date to satisfy the remaining principal and interest balance of $106,000.

NOTE 6 - Severance Charge

During June 2000, the Company initiated an organizational restructure plan and charged $272,000, in severance, to operations. This reorganization resulted in the termination of the Company's president and a reduction of personnel from the Sales and Marketing, Accounting and Administrative, and Manufacturing departments. Severance costs include salary payments, fringe benefits and taxes related to seven employees that have been terminated. Cash payments made in June of 2000 relieving the restructuring liability totaled $82,000. As of June 30, 2000 the restructuring liability balance totaled $190,000.

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

The table below summarizes information about the reported segments (in thousands) as of and for the three months ended June 30, 2000 and 1999:

                                                EQUIPMENT                  ARTC                 TOTAL
THREE MONTHS ENDED 6/30/00

Sales                                              $2,082                  $862                $2,944
Gross profit                                          844                   334                 1,178
Property and equipment, net                           533                   974                 1,507

THREE MONTHS ENDED 6/30/99

Sales                                              $2,319                $1,081                $3,400
Gross profit                                          742                   526                 1,268
Property and equipment, net                           544                   904                 1,448


The table below summarizes information about the reported segments (in thousands) as of and for the six months ended June 30, 2000 and 1999:


                                                EQUIPMENT                  ARTC                 TOTAL
SIX MONTHS ENDED 6/30/00

Sales                                              $4,793                $1,668                $6,461
Gross profit                                        1,820                   605                 2,425
Property and equipment, net                           533                   974                 1,507


                                                EQUIPMENT                  ARTC                 TOTAL
SIX MONTHS ENDED 6/30/99

Sales                                              $4,477                $1,904                $6,381
Gross profit                                        1,629                   817                 2,446
Property and equipment, net                           544                   904                 1,448

The following table shows sales by geographic area (in thousands) for the three months ended June 30, 2000 and 1999:

                               THREE MONTHS ENDED        THREE MONTHS ENDED
                                 JUNE 30, 2000             JUNE 30, 1999
     United States                         $2,130                    $2,790
     International                            814                       610
                                           ------                    ------
     Total                                 $2,944                    $3,400
                                           ======                    ======

The following table shows sales by geographic area (in thousands) for the six months ended June 30, 2000 and 1999:


                                SIX MONTHS ENDED          SIX MONTHS ENDED
                                 JUNE 30, 2000             JUNE 30, 1999
     United States                        $4,647                    $5,505
     International                         1,814                       876
                                          ------                    ------
     Total                                $6,461                    $6,381
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

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

Revenue decreased $456,000 or 13.4% to $2,944,000 in the quarter ended June 30, 2000 from $3,400,000 in the quarter ended June 30, 1999. Thirteen OVS units were sold in the second quarter of 2000 compared with sixteen OVS units sold in the second quarter of 1999. The decrease in sales volume for the quarter ended June 30, 2000 primarily occurred due to the loss of the Eastern Regional VP, which significantly reduced the Company's dominant presence in the eastern domestic market. International OVS system sales grew stronger with five units sold in the quarter ended June 30, 2000 versus three units sold in the quarter ended June 30, 1999.

Test center revenue decreased $219,000 or 20.3% from $1,081,000 the quarter ended June 30, 1999 to $862,000 in the quarter ended June 30, 2000. The Company operated seven test centers and had four strategic partnership test center operations in Europe during 2000 versus eight test centers in the U.S. and three strategic partnership operations in Europe during the same period in 1999. During the first quarter of 2000, two of the Company's larger test centers suffered losses of key sales and test engineer personnel, which contributed to a decline of revenue for 2000, as compared with 1999.

Gross Profit

The gross margin for the quarter ended June 30, 2000 was 40%. This compares to a gross margin of 37.3% for the quarter ended June 30, 1999. During the second quarter of 2000, the Company wrote off $111,000 of inventory that was determined to be technologically obsolete, which was directly charged to cost of sales. Without the write down, the quarter ended June 30, 2000 gross margin would have been 43.8%. The increase in gross margin for the three month period is mostly due to control mechanisms implemented to manage overhead. Management expects margins to further increase during future quarters as continued emphasis is placed on manufacturing utilization and overhead management.

Operating Expenses

Total operating expenses decreased $685,000 or 28.8% from $2,378,000 in the quarter ended June 30, 1999 to $1,693,000 in the quarter ended June 30, 2000.

Selling, general and administrative expenses declined $1,077,000 or 49.1% from $2,193,000 for the quarter ended June 30, 1999 to $1,116,000 for the quarter ended June 30, 2000. The decrease is attributed to substantial legal costs incurred in 1999, which were associated with the defense of a Company patent. All patent litigation was resolved in August 1999(Refer to the 1999, Form 10-KSB, Item 3. Legal Proceedings).

Research and development costs increased $121,000 or 65.5% from $185,000 thousand for the quarter ended June 30, 1999 to $305,000 for the quarter ended June 30, 2000. The increases for the period was caused primarily by the Company's dedication to diligently pursue further product development and advancement of technology.

In the second quarter ended June 30, 2000 the Company incurred costs of $272,000 due to an organizational restructure. The organizational restructure focused on personnel reductions throughout several departments within the Company, which included costs associated with the termination of the former president. The Company does not expect to incur any additional costs related to the organizational restructure.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Revenue

Revenue increased $80,000 or 1.3% to $6,461,000 in the six months ended June 30, 2000 from $6,381,000 in the six months ended June 30, 1999.

OVS System revenue increased $316,000 or 7.1% from $4,477,000 in the six months ended June 30,1999 to $4,793,000 in the six months ended June 30, 2000. Thirty-three OVS units were sold in the first six months of 2000 compared to thirty-one OVS units sold in the first six months of 1999. The consistent system sales volume, as compared with the increased sales revenue is attributable to a reduction of sales discounts and a more favorable product mix. International OVS system sales grew steadily with eleven units sold in the six month period ended June 30, 2000 versus five units sold in the six month period ended June 30, 1999.

Test center revenue decreased $236,000 or 12.4% from $1,904,000 in the six months ended June 30,1999 to $1,668,000 in the six months ended June 30, 2000. The Company operated seven test centers and had four strategic partnership test center operations in Europe during 2000 versus eight test centers in the U.S. and three strategic partnership operations in Europe during the same period in 1999. During the first quarter of 2000, two of the Company's larger test centers suffered losses of key sales and test engineer personnel, which contributed to a decline of revenue for 2000, as compared with 1999.

Gross Profit

The gross margin for the six months ended June 30, 2000 was 37.5%. This compares to a gross margin of 38.3% for the six months ended June 30, 1999. During the second quarter of 2000, the Company wrote off $111,000 of inventory that was determined to be technologically obsolete, which was directly charged to cost of sales. Without the write down, the quarter ended June 30, 2000 gross margin would have been 39.3%. The increase in gross margin for the six month period is mostly due to control mechanisms implemented to manage overhead. Management expects margins to further increase during future quarters as continued emphasis is placed on manufacturing utilization and overhead management.

Operating Expenses

Total operating expenses declined $1,037,000 or 27.4% to $2,746,000 in the six months ended June 30, 2000 from $3,783,000 in the six months ended June 30, 1999.

Selling, general and administrative expenses declined $1,374,000 or 40.1% from $3,428,000 for the quarter ended June 30, 1999 to $2,054,000 for the quarter ended June 30, 2000. The decrease is attributed to substantial legal costs incurred in 1999, which were associated with the defense of a Company patent. All patent litigation was resolved in August 1999 (Refer to the 1999, Form 10-KSB, Item 3. Legal Proceedings). Sales and marketing expenses also decreased $289,000 or 22.1% from $1,309,000 for the six months ended June 30, 1999 to $1,020,000 for the six months ended June 30, 2000. These expense fluctuations are primarily due to staffing reductions in the marketing department and associated expenses.

Research and development costs increased $65,000 from $355,000 for the six months ended June 30, 1999 to $420,000 for the six months ended June 30, 2000. The increase is attributed to the Company's continued commitment to investing in research and development, with a focus on current product line improvements.

In the second quarter ended June 30, 2000 the Company incurred costs of $272,000 due to an organizational restructure. The organizational restructure focused on personnel reductions throughout several departments within the Company, which included costs associated with the termination of the former president. The Company does not expect to incur any additional costs related to the organizational restructure.


Liquidity and Capital Resources


During the first six months of 2000, the Company's operations provided $339,000 of cash from operating activities and invested $271,000 for equipment and $23,000 for patent registrations. The Company borrowed $950,000 and made payments of $75,000 under its credit line agreement. A $350,000 payment was also made on the debt to SSI, in accordance with the litigation agreement (Refer to the 1999, Form 10-KSB, Item 3. Legal Proceedings). Existing investors exercised options for common stock for proceeds of $69,000. Together, these activities resulted in a cash increase of $639,000 for a year to date ending balance of $1,164,000.

During the six months ended June 30, 2000, the Company drew $450,000 and $500,000 against its revolving Credit Agreement. The draws accrue interest at 9.73% and 10.13%, per annum, respectively. Both draws mature on December 22, 2001.

The Company's term loan agreement may not exceed $1,411,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 10.65% at June 30, 2000. The term loan matures December 2001.

Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of June 30, 2000, the Company is in default of certain financial covenants contained in the Credit Agreement. On August 2, 2000, the Company received the Letter from US Bank Corporation waiving certain financial covenants set forth in the Third Amendment to Loan Agreement dated March 31, 2000. The Letter, in turn, establishes new financial covenants commencing with the quarter ending September 30, 2000, and continuing through the quarter ending December 31, 2000. Beginning with the quarter ended March 31, 2001 compliance with the original financial covenants will be reinstated. The Credit Agreement is secured by substantially all the assets of the Company.

As of June 30, 2000, the balances of the revolving credit and term loan are $2,000,000 and $1,036,000, respectively.

The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company is dependent, however, on its ability to maintain and grow its systems and test center businesses in order to generate adequate operating cash flows but can make no assurances that it will be successful in doing so.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,000,000 revolving line of credit and $1,036,000 term loan. The revolving line of credit reflects five draws against it, with interest rates ranging from 9.72% to 10.40%, each with a maturity date of December 22, 2001. The Company's term loan agreement bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 10.65% at June 30, 2000, and matures December 2001. As of June 30, 2000, the balances of the revolving credit and term loan are $2,000,000 and $1,036,000, respectively. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2000 would be an annual increase or decrease of approximately $30,000 in interest expense and a corresponding decrease or increase of approximately $18,000 in the Company's net income after taxes.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings
         Not Applicable

Item 2   Changes in Securities
         Not Applicable

Item 3   Defaults upon Senior Securities
         None

Item 4   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 15, 2000:

     (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.


         Nominee                   For              Withheld
         -------                   ---              --------
         W. Preston Wilson         3,006,053         24,583
         James LD Roser            3,006,053         24,583
         Philip A. Gordon          3,006,053         24,583
         H. Robert Gill            3,006,053         24,583
         William Sanko             3,005,353         25,283


     (b) PricewaterhouseCoopers LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 2000, by a vote of 2,984,383 in favor and 44,853 against.

Item 5   Other Information
         Not Applicable

Item 6   Exhibits and Reports on Form 8-K.

     (a) Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended June 30, 2000:

         On May 19, 2000, the Registrant issued a press release announcing the resignation of its President and Chief Executive Officer, Preston Wilson. Current board member Philip Gordon replaced Mr. Wilson as President and Chief Executive Officer until a permanent replacement can be found. Robert Gill also stepped down as Chairman of the Board but will remain a director of the Registrant. William Sanko was appointed Chairman of the Board to replace Mr. Gill.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              QualMark Corporation



Date:  August 11, 2000        By: /s/ PHILIP A. GORDON
       ---------------           ---------------------
                                 Philip A. Gordon
                                 President, Chief Executive Officer


Date:  August 11, 2000        By: /s/ VERNON W. SETTLE
       ---------------           --------------------
                                 Vernon W. Settle
                                 VP, Finance & Administration
                                 Principal Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  3.1          Amended and Restated Articles of Incorporation of the Company.
               (1)
  3.2          Amended and Restated Bylaws of the Company. (1)
  3.3          Certificate of Designation for Series A Preferred Stock. (5)
  4.1          Form of Certificate for Shares of Common Stock. (1)
  4.6          Form of Warrant issued to holders of 10% secured promissory notes. (1)
  10.1         QualMark Corporation 1993 Incentive Stock Option Plan. (1)
  10.2         QualMark Corporation 1996 Stock Option Plan. (3)
  10.3         Employment Agreement dated March 1, 1993 by and between the
               Company and W. Preston Wilson. (1)
  10.4         Employment Agreement dated August 15, 1994 by and between the
               Company and J. Wayne Farlow. (1)
  10.5         Agreement dated September 30, 1995 by and between the Company and
               Gregg K. Hobbs. (1)
  10.8         Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)
  10.11        Loan and Security Agreement dated April 30, 1996, by and between
               QualMark Corporation and Silicon Valley Bank, as amended by
               Amendment to Loan and Security Agreement dated August 18, 1997.
               (2)
  10.12        Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National Association.
               (4)
  10.13        Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association. (4)
  10.14        Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association. (5)
  10.15        Settlement Agreement dated August 30, 1999 by and among QualMark
               Corporation and Screening Systems, Inc. (5)
  10.16        Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock. (5)
  10.17        Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank National Association.

  27.1         Financial Data Schedule

----------

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