Form 10QSB
period 2000-09-30
QUALMARK CORP
filed 2000-11-09
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                       to
                              -----------------------  -------------------------

Commission file number     0-28484
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at October 31, 2000 is 3,643,238.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2000           1999
                                                                  -------------   ------------
                                                                  (UNAUDITED)
                    ASSETS
Cash                                                                $ 1,188        $   525
Trade accounts receivable, net of allowance for
    doubtful accounts of $144 and $192 at September 30,
    2000 and December 31, 1999, respectively                          3,538          4,089
Inventories, net                                                      1,249          1,725
Deferred income taxes                                                 1,044          1,089
Other current assets                                                    208            125
                                                                    -------        -------
    Total current assets                                              7,227          7,553

Property and equipment, net                                           1,402          1,508
Long-term notes receivable                                               --            104
Deferred income taxes                                                    88             88
Other assets                                                            150            155
                                                                    -------        -------

Total assets                                                        $ 8,867        $ 9,408
                                                                    =======        =======


     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                                    $   647        $ 1,179
Accrued expenses                                                      1,240          1,302
Customer deposits and deferred revenue                                   82             58
Current portion of long-term obligations                              2,575          1,700
                                                                    -------        -------
    Total current liabilities                                         4,544          4,239

Noncurrent portion of long-term obligations                             661          1,086
                                                                    -------        -------
   Total liabilities                                                  5,205          5,325
                                                                    -------        -------

Shareholders' Equity:
Preferred Stock; no par value; 2,000,000 shares
    authorized; cumulative dividends at 8% per
    annum; 465,116 shares issued and outstanding                        834            834
Common Stock; no par value;15,000,000 shares
    authorized; 3,643,238 and 3,539,015 shares
    issued at September 30, 2000
    and December 31, 1999, respectively                               7,531          7,295
Treasury Stock, at cost, 35,546 and zero shares held
    at September 30, 2000 and December 31, 1999, respectively          (123)            --
Accumulated deficit                                                  (4,580)        (4,046)
                                                                    -------        -------
    Total shareholders' equity                                        3,662          4,083
                                                                    -------        -------

Total liabilities and shareholders' equity                          $ 8,867        $ 9,408
                                                                    =======        =======

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
      (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                             For the three         For the three         For the nine         For the nine
                                             months ended          months ended          months ended         months ended
                                           September 30, 2000    September 30, 1999   September 30, 2000    September 30, 1999
                                           ------------------    ------------------   -------------------   ------------------
Net revenue                                   $     3,073           $     2,449           $     9,534           $     8,831
Cost of sales                                       1,831                 1,549                 5,867                 5,484
                                              -----------           -----------           -----------           -----------
    Gross profit                                    1,242                   900                 3,667                 3,347

Selling, general and administrative
  expenses                                            909                 2,600                 2,962                 6,029
Research and development expenses                     217                   166                   638                   521
Severance charges                                      --                    --                   272                    --
                                              -----------           -----------           -----------           -----------
    Income (loss) from operations                     116                (1,866)                 (205)               (3,203)

Other expense:
    Interest, net                                     (73)                  (51)                 (224)                 (120)
                                              -----------           -----------           -----------           -----------
Income (loss) before income taxes                      43                (1,917)                 (429)               (3,323)

Provision (benefit) for income taxes                   --                     3                    45                  (574)
                                              -----------           -----------           -----------           -----------

Net Income (loss)                             $        43           $    (1,920)          $      (474)          $    (2,749)
                                              ===========           ===========           ===========           ===========

Basic earnings (loss) per share               $      0.01           $     (0.54)          $     (0.13)          $     (0.79)
Diluted earnings (loss) per share             $      0.01           $     (0.54)          $     (0.13)          $     (0.79)

Weighted average number of common
  shares - basic                                3,569,000             3,536,000             3,558,000             3,496,000
Weighted average number of common
  shares - diluted                              3,644,000             3,536,000             3,558,000             3,496,000


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                        For the nine            For the nine
                                                                        months ended            months ended
                                                                     September 30, 2000      September 30, 1999
                                                                     ------------------      ------------------
Cash Flows From Operating Activities:
Net loss                                                                     $  (474)               $(2,749)
Adjustments to reconcile net loss to net cash from
  operating activities:
    Inventory write off                                                          111                     --
    Depreciation and amortization                                                453                    413
    Gain on sale of property and equipment                                        (1)                    --
    Warrant and stock option expense                                              --                     17
    Deferred income taxes                                                         45                   (582)
    Allowance for obsolete inventory                                              --                    100
    Issuance of warrants and note payable to settle litigation                    --                  1,546
Change in assets and liabilities:
    Accounts receivable, net                                                     551                    863
    Inventories                                                                  365                   (687)
    Other assets                                                                 (78)                    (2)
    Accounts payable and accrued expenses                                       (654)                   787
    Customer deposits and deferred revenue                                        24                     16
                                                                             -------                -------
        Net cash provided by (used in) operating activities                      342                   (278)
                                                                             -------                -------

Cash Flows From Investing Activities:
Acquisition of property and equipment                                           (346)                  (654)
Sale of property and equipment                                                    15                     --
Investment in patents                                                            (34)                   (40)
                                                                             -------                -------
    Net cash used in investing activities                                       (365)                  (694)
                                                                             -------                -------

Cash Flows From Financing Activities:
Proceeds from borrowing                                                          950                  1,050
Payments on borrowings                                                          (500)                  (527)
Proceeds from issuance of preferred stock                                         --                    982
Proceeds from issuance of common stock                                           236                    115
                                                                             -------                -------
    Net cash provided by financing activities                                    686                  1,620
                                                                             -------                -------

Net increase in cash                                                             663                    648
Cash at beginning of period                                                      525                    668
                                                                             -------                -------
Cash at end of period                                                        $ 1,188                $ 1,316
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

The interim financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of results for the remainder of 2000.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                              9/30/00
                                            (unaudited)        12/31/99
                                            -----------        --------
         Raw materials                        $  723            $  905
         Work in process                           5               213
         Finished goods                          571               657
         Less:Allowance for obsolescence         (50)              (50)
                                              ------            ------
                                              $1,249            $1,725
                                              ======            ======

The Company monitors inventory for turnover and technical obsolescence. During the nine months ended September 30, 2000, $111,000 is included in cost of sales as a write down of obsolescent raw materials.

NOTE 3 - Commercial Bank Borrowings

During the nine months ended September 30, 2000, the Company drew $450,000 and $500,000 against its revolving Credit Agreement. The draws accrue interest at 10.23% and 10.12%, per annum, respectively. Both draws mature on December 22, 2001.

The Company's term loan agreement may not exceed $1,411,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 10.16% at September 30, 2000. The term loan matures December 2001.

As of September 30, 2000, the balances of the revolving credit and term loan are $2,000,000 and $961,000 respectively.

On August 2, 2000, the Company received a letter ("the Letter") from US Bank Corporation waiving certain financial covenants set forth in the Third Amendment to Loan Agreement dated March 31, 2000. The Letter, in turn, established new financial covenants commencing with the quarter ended September 30, 2000, continuing through the quarter ended December 31, 2000. Beginning with the quarter ended March 31, 2001 compliance with the original financial covenants will be reinstated. The Credit Agreement is secured by substantially all the assets of the Company. As of September 30, 2000 the Company was in compliance with the financial covenants set forth in the Letter.

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

Options and warrants to purchase 435,055 shares were included in the computation of earnings per share for the three-month period assuming dilution at September 30, 2000 because the options would result in a dilutive effect on earnings per share. Options and warrants to purchase 1,061,163 shares of common stock were excluded from dilutive calculations for the nine months ended September 30, 2000, because their exercise prices were greater than the average fair market values of the Company's stock for the period, and as such, they would be antidilutive. Options and warrants to purchase 1,602,769 shares were not included in the computation of diluted earnings (loss) per share for the three and nine-month periods ending September 1999, as the options and warrants would have an antidilutive effect.

NOTE 5 - Related Party Transactions

During 1998, the Company lent $104,000 to the Company's president pursuant to a note secured by his primary residence, with interest accruing at a rate equal to 10% annually. The note was payable over five years, with 5% of the principal due at each anniversary date and the remaining balance due at the end of the term. On January 13, 2000, the president remitted 4,016 common shares at a fair market value of $4.06 per share on that date to satisfy $16,000 of principal, interest and penalties related to the note. On May 19, 2000 the Company's president resigned from his position (Refer to the June 30, 2000 Form 10QSB, Part II - Other Information, Item 6). Subsequently, on June 14, 2000, 31,530 common shares were remitted to the Company by the former president, at a fair market value of $3.39 per share on that date to satisfy the remaining principal and interest balance of $106,000.

NOTE 6 - Severance Charge

During June 2000, the Company initiated an organizational restructure plan and charged $272,000, in severance, to operations. This reorganization resulted in the termination of the Company's president and a reduction of personnel from the Sales and Marketing, Accounting and Administrative, and Manufacturing departments. Severance costs include salary payments, fringe benefits and taxes related to seven employees that were terminated. Cash payments to settle the salary payments, fringe benefits and taxes will continue through May of 2001. Cash payments made for the nine months ended September 30, 2000 totaled $139,000. As of September 30, 2000, the restructuring liability balance totaled $133,000.

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

The table below summarizes information about the reported segments (in thousands) as of and for the three months ended September 30, 2000 and 1999:

                                EQUIPMENT     ARTC       TOTAL
THREE MONTHS ENDED 9/30/00

Sales                             $2,236     $  837     $3,073
Gross profit                         965        277      1,242
Property and equipment, net          404        998      1,402

THREE MONTHS ENDED 9/30/99

Sales                             $1,603     $  846     $2,449
Gross profit                         586        314        900
Property and equipment, net          592        965      1,557

The table below summarizes information about the reported segments (in thousands) as of and for the nine months ended September 30, 2000 and 1999:

                                EQUIPMENT     ARTC       TOTAL
NINE MONTHS ENDED 9/30/00

Sales                             $7,029     $2,505     $9,534
Gross profit                       2,786        881      3,667
Property and equipment, net          404        998      1,402

NINE MONTHS ENDED 9/30/99

Sales                             $6,081     $2,750     $8,831
Gross profit                       2,216      1,131      3,347
Property and equipment, net          592        965      1,557

The following table shows sales by geographic area (in thousands) for the three months ended September 30, 2000 and 1999:

                                           THREE MONTHS ENDED         THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
     United States                              $2,293                    $2,176
     International                                 780                       273
                                                ------                    ------
     Total                                      $3,073                    $2,449
                                                ======                    ======

The following table shows sales by geographic area (in thousands) for the nine months ended September 30, 2000 and 1999:

                                           NINE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
     United States                              $6,940                    $7,682
     International                               2,594                     1,149
                                                ------                    ------
     Total                                      $9,534                    $8,831
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

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

Revenue increased $624,000 or 25.5% to $3,073,000 in the quarter ended September 30, 2000 from $2,449,000 in the quarter ended September 30, 1999.

OVS System revenue increased $633,000 or 39.5% from $1,603,000 in the three months ended September 30,1999 to $2,236,000 in the three months ended September 30, 2000. Sixteen OVS units were sold in the third quarter of 2000 compared with twelve OVS units sold in the third quarter of 1999. The increase in sales volume for the quarter ended September 30, 2000 primarily occurred due to focusing the domestic sales staff on potential key customers and the establishment of new sales partnerships to expand the Company's customer base. International OVS system sales grew with six units sold in the quarter ended September 30, 2000 versus two units sold in the quarter ended September 30, 1999.

Test center revenue decreased $9,000 or 1.1% from $846,000 the quarter ended September 30, 1999 to $837,000 in the quarter ended September 30, 2000. The Company operated seven test centers and had four strategic partnership test center operations in Europe during 2000 versus eight test centers in the U.S. and three strategic partnership operations in Europe during the same period in 1999. During the third quarter 2000, QualMark took steps to optimize ARTC Labs by reducing lab overhead and test center personnel. The company believes that these changes will result in increased revenue and higher margins.

Gross Profit

The gross margin for the quarter ended September 30, 2000 was 40.4%. This compares to a gross margin of 36.7% for the quarter ended September 30, 1999. During the third quarter of 2000, the increase in gross margin for the three-month period is mostly due to control mechanisms implemented to manage overhead. Management expects margins to further increase during future quarters as continued emphasis is placed on manufacturing utilization and overhead management.

Operating Expenses

Total operating expenses decreased $1,640,000 or 59.3% from $2,766,000 in the quarter ended September 30, 1999 to $1,126,000 in the quarter ended September 30, 2000.

Selling, general and administrative expenses declined $1,691,000 or 65% from $2,600,000 for the quarter ended September 30, 1999 to $909,000 for the quarter ended September 30, 2000. The decrease is attributed to substantial legal costs incurred in 1999, which were associated with the defense of a Company patent. All patent litigation was resolved in August 1999(Refer to the 1999, Form 10KSB, Item 3.Legal Proceedings).

Research and development costs increased $51,000 or 30.7% from $166,000 for the quarter ended September 30, 1999 to $217,000 for the quarter ended September 30, 2000. The increase is attributed to the Company's continued commitment to investing in research and development, with a focus on current product line improvements. On October 2, 2000, QualMark introduced a new product called Typhoon that the Company believes will enable users of combined stress and thermal-only test chambers to cut their consumable costs by up to 50%.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

Revenue

Revenue increased $703,000 or 8% to $9,534,000 in the nine months ended September 30, 2000 from $8,831,000 in the nine months ended September 30, 1999.

OVS System revenue increased $948,000 or 15.6% from $6,081,000 in the nine months ended September 30,1999 to $7,029,000 in the nine months ended September 30, 2000. Forty-nine OVS units were sold in the first nine months of 2000 compared to forty-three OVS units sold in the first nine months of 1999. The increase in sales volume for the period ended September 30, 2000 primarily occurred due to focusing the domestic sales staff on potential key customers and the establishment of new sales partnerships to expand the Company's customer base. International OVS system sales grew with seventeen units sold in the nine-month period ended September 30, 2000 versus seven units sold in the nine-month period ended September 30, 1999.

Test center revenue decreased $245,000 or 8.9% from $2,750,000 in the nine months ended September 30,1999 to $2,505,000 in the nine months ended September 30, 2000. The Company operated seven test centers and had four strategic partnership test center operations in Europe during 2000 versus eight test centers in the U.S. and three strategic partnership operations in Europe during the same period in 1999. During the third quarter 2000, QualMark took steps to optimize ARTC Labs by reducing lab overhead and test center personnel. The company believes that these changes will result in increased revenue and higher margins.

Gross Profit

The gross margin for the nine months ended September 30, 2000 was 38.5%. This compares to a gross margin of 37.9% for the nine months ended September 30, 1999. During the second quarter of 2000, the Company wrote off $111,000 of inventory that was determined to be technologically obsolete, which was directly charged to cost of sales. Without the write down, the nine months ended September 30, 2000 gross margin would have been 39.6%. The increase in gross margin for the nine-month period is mostly due to control mechanisms implemented to manage overhead. Management expects margins to further increase during future quarters as continued emphasis is placed on manufacturing utilization and overhead management.

Operating Expenses

Total operating expenses declined $2,678,000 or 40.9% to $3,872,000 in the nine months ended September 30, 2000 from $6,550,000 in the nine months ended September 30, 1999.

Selling, general and administrative expenses declined $3,067,000 or 50.9% from $6,029,000 for the nine months ended September 30, 1999 to $2,962,000 for the nine months ended September 30, 2000. The decrease is attributed to substantial legal costs incurred in 1999, which were associated with the defense of a Company patent. All patent litigation was resolved in August 1999 (Refer to the 1999, Form 10KSB, Item 3.Legal Proceedings). Sales and marketing expenses also contributed to the decline, with a decrease of 17.3% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The sales and marketing expense fluctuations are primarily due to staffing reductions in the marketing department and associated expenses.

Research and development costs increased $117,000 or 22.5% from $521,000 for the nine months ended September 30, 1999 to $638,000 for the nine months ended September 30, 2000. The increase is attributed to the Company's continued commitment to investing in research and development, with a focus on current product line improvements. On October 2, 2000, QualMark introduced a new product "Typhoon" that will enable users of combined stress and thermal-only test chambers to cut their consumable costs by up to 50%.

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

Liquidity and Capital Resources

During the first nine months of 2000, the Company's operations provided $342,000 of cash from operating activities and the Company invested $346,000 for equipment and sold equipment for $15,000. The Company also invested $34,000 for patent registrations. The Company borrowed $950,000 and made payments of $500,000 under its credit line agreement. Existing investors exercised options for common stock for proceeds of $236,000. Together, these activities resulted in a cash increase of $663,000 for a year to date ending balance of $1,188,000.

During the nine months ended September 30, 2000, the Company drew $450,000 and $500,000 against its revolving Credit Agreement. The draws accrue interest at 10.23% and 10.12%, per annum, respectively. Both draws mature on December 22, 2001.

The Company's term loan agreement may not exceed $1,411,000, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 10.16% at September 30, 2000. The term loan matures December 2001.

As of September 30, 2000, the balances of the revolving credit and term loan are $2,000,000 and $961,000 respectively.

On August 2, 2000, the Company received the Letter from US Bank Corporation waiving certain financial covenants set forth in the Third Amendment to Loan Agreement dated March 31, 2000. The Letter, in turn, established new financial covenants commencing with the quarter ended September 30, 2000, continuing through the quarter ended December 31, 2000. Beginning with the quarter ended March 31, 2001 compliance with the original financial covenants will be reinstated. The Credit Agreement is secured by substantially all the assets of the Company. As of September 30, 2000 the Company was in compliance with the financial covenants set forth in the Letter.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,000,000 revolving line of credit and $961,000 term loan. The revolving line of credit reflects five draws against it, with interest rates ranging from 10.12% to 10.23%, each with a maturity date of December 22, 2001. The Company's term loan agreement bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 10.16% at September 30, 2000, and matures December 2001. As of September 30, 2000, the balances of the revolving credit and term loan are $2,000,000 and $961,000, respectively. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2000 would be an annual increase or decrease of approximately $30,000 in interest expense and a corresponding decrease or increase of approximately $18,000 in the Company's net income after taxes.

                            PART II OTHER INFORMATION

Item 1 Legal Proceedings

         Not Applicable

Item 2 Changes in Securities

         Not Applicable

Item 3 Defaults upon Senior Securities

         None

Item 4 Submission of Matters to a Vote of Security Holders

         None

Item 5 Other Information

         (a) During August of 2000, QualMark announced the appointment of Charles D. Johnston as President and CEO. Mr. Johnston brings over 30 years of senior management experience. Mr. Johnston is incorporating new strategies, which the Company believes will result in positive changes.

         (b) On November 7, 2000, QualMark announced that Vernon W. Settle had resigned his position of Vice President of finance and administration to pursue other business interests. The Company is seeking a permanent replacement.

Item 6 Exhibits and Reports on Form 8-K.

         (a)  Exhibits - See Index to Exhibits

         (b)  Reports on Form 8-K during the quarter ended September 30, 2000:

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date:  November 9, 2000                 By: /s/ CHARLES D. JOHNSTON
     --------------------                  ----------------------------------
                                           Charles D. Johnston
                                           President, Chief Executive Officer

Date:  November 9, 2000                 By: /s/ ANTHONY A SCALESE
     --------------------                  ----------------------------------
                                           Anthony A. Scalese
                                           Controller

                                INDEX TO EXHIBITS

Exhibit
Number       Description
-------      ------------
 3.1         Amended and Restated Articles of Incorporation of the Company. (1)
 3.2         Amended and Restated Bylaws of the Company. (1)
 3.3         Certificate of Designation for Series A Preferred Stock. (5)
 4.1         Form of Certificate for Shares of Common Stock. (1)
 4.6         Form of Warrant issued to holders of 10% secured promissory notes. (1)
10.1         QualMark Corporation 1993 Incentive Stock Option Plan. (1)
10.2         QualMark Corporation 1996 Stock Option Plan. (3)
10.3         Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson. (1)
10.4         Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow. (1)
10.5         Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs. (1)
10.8         Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K.
             Hobbs. (1)
10.11        Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and
             Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18,
             1997. (2)
10.12        Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and
             U.S. Bank National Association. (4)
10.13        Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S.
             Bank National Association. (4)
10.14        Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S.
             Bank National Association. (5)
10.15        Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening
             Systems, Inc. (5)
10.16        Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase
             139,535 Shares of Common Stock. (5)
10.17        Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank
             National Association. (6)
10.18        Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.
27.1         Financial Data Schedule

---------------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.
(4) Incorporated by reference from the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.