Form 10KSB
period 2000-12-31
QUALMARK CORP
filed 2001-04-11
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

            For the fiscal year ended: DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                           --------------    -------------

            Commission file number:  0-28484

                              QUALMARK CORPORATION
                 (Name of small business issuer in its charter)


                  COLORADO                                  84-1232688
       (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)                  Identification No.)

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
Yes  X   No
   -----   ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year.  $12,505,000

         The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 16, 2001 was $7,107,369.

         The number of shares outstanding of the issuer's Common Stock as of March 16, 2001 was 3,610,092.

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

         Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                       ---   ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


     QualMark Corporation ("QualMark" or "the Company") designs, manufactures, and markets proprietary equipment that rapidly and efficiently expose product design and manufacturing-related defects for the purpose of improving product quality and reliability. The Company's high performance physical stress equipment supports significant improvements in the process of Design Verification Testing ("DVT") and Environmental Stress Screening ("ESS"). DVT is the process by which electronic product manufacturers ensure their products perform within the previously determined operating ranges (commonly known as "specifications"). ESS is the testing process used by these same manufacturers to expose production-related defects.

     The Company's equipment allow manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company's equipment is used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, personal computers, monitors, flight navigation systems, cellular telephones, LAN/WAN equipment and consumer electronics.

     The Company evolved from a business manufacturing and marketing its proprietary OVS (Omni-axial Vibration System) equipment to a full service organization offering HALT (Highly Accelerated Life Test) and HASS (Highly Accelerated Stress Screen) test services as well. The Company operates a network of test centers, known as Accelerated Reliability Test Centers ("ARTC"), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using QualMark's OVS physical stress equipment performed either in the ARTC test centers or at the customer's site.

     QualMark currently has six test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, Boston, Massachusetts, Detroit, Michigan, and Orlando, Florida. The Company also has two strategic alliances with testing companies in the U.S. In addition, the Company has established strategic alliances with TUV Product Service Ltd. and Anecto Ltd., Maser Engineering, IMQ Instituto del marchia di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, and Emitech, to operate testing centers in London, England, Galway, Ireland, Mannheim, Germany, Enschede, the Netherlands, Milan, Italy, Molndal, Sweden and Paris, France. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

     The Company was organized in July 1991 as a Colorado limited liability company and was later incorporated in Colorado in March 1992. The Company completed its initial public offering in April 1996.


PRODUCTS AND SERVICES

     THE OVS COMBINED STRESS SYSTEM

     The Company's OVS Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the LF Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses and houses the vibration assembly. During 2000, the Company released the newest advancement in the OVS Combined Stress System, the Typhoon ("Typhoon"). The Typhoon technology optimizes the operating efficiencies of the standard OVS test chambers. The lower costs are made possible by a unique design that significantly reduces both the consumption of liquid nitrogen used to cool the chambers and the amount of electricity used to heat the chambers.


     The LF Vibration Assembly

     The LF (low frequency) Vibration Assembly is a new generation vibration system, which the Company introduced in 1999. This system has increased low frequency compared to the Omniaxial vibration system previously produced and sold by the Company. The LF system is a multi-axis vibration system comprised of a table, actuators and unique attachment system and is the heart of the Company's technology. The vibration table moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for Design Verification Testing (DVT) and Environmental Stress Screening (ESS) is from 2Hz to 2,000

Hz, the Company's system creates vibrational forces between 2Hz and 10,000 Hz. The new LF table has significantly increased low frequency energy available resulting in more effective testing and screening for larger sub-systems. It also provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates virtually any vibration that could occur naturally during product use. This is important in testing and screening applications to expose most flaws, whether it is design or process related, before the product is placed into service.

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

ASX AND LF2 ACTUATORS

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

     The UltraRate Thermal Chamber Assembly

     The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 600 Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patented and patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel.

     In spite of rapid temperature change and complex vibration spectra, the system is extremely quiet, allowing it to be used in standard lab and manufacturing environments without the necessity of building costly special stress screening rooms.

TYPHOON TECHNOLOGY:

     The Typhoon technology represents the newest development in UltraRate Thermal technology. The technology lowers operating costs by reducing thermal mass of the chamber and optimizing the efficiency of the air flow system, which consequently reduces operating costs.

The OVS Combined Stress System Product Line

     The Company's OVS Combined Stress Systems for HALT and HASS are presently available in four sizes. The number after the "OVS" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an OVS-1.5 contains a one and one half foot by one and one half foot table, an OVS-2.5 contains a two and a half foot by two and a half foot table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The OVS-4 and Typhoon systems have a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

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


         The OVS-1.5 can generate random vibration forces in excess of 90 Grms (2Hz-10,000 Hz) on the 18"x18" vibration table and up to 60(degrees) Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber. The domestic price of the OVS-1.5 is approximately $77,900.

     OVS-2.5:

         The OVS-2.5 is the most popular system in the OVS product line. A mid-size system, the PC-controlled OVS-2.5 is equipped with four actuators mounted to the vibration table. The OVS-2.5 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 60(degrees) Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.) The domestic price for a standard OVS-2.5 is approximately $128,500.

     OVS-4:

         The OVS-4 is the largest system in the OVS product line. By far, the most common application for the OVS-4 is for large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled OVS-4 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 60(degrees) Centigrade per minute on the product under test. The OVS-4 LF vibration system is equipped with eight actuators that produce up to 50 Grms random vibration force. The domestic price for a standard OVS-4.0 is approximately $182,500.

     Typhoon:

         The Typhoon chamber compares in size with the OVS-4. The most common application for the Typhoon is large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled Typhoon is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 70(degrees) Centigrade per minute on the product under test. The Typhoon vibration system is equipped with twelve actuators that produce up to 35 Grms random vibration force. The domestic price for a standard Typhoon is approximately $185,000.

         A one year limited warranty is included with each OVS system sold in 2000. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.





QUALMARK ENGINEERING SERVICES ("QES")

         The Company offers a range of engineering services tailored to help solve test process problems. The services that are offered under QES are:

                o  HALT and HASS testing procedure development

                o  Precision production fixturing solutions
                o Automated electronic functional test equipment design and development
                o  Software validation testing and life cycle analysis
                o  Test and process data warehousing
                o Remote viewing and analysis of test data through Internet linking

The Company reviews each project with experts in the various fields and compiles a proposal, which typically includes investigation, specification, and execution. After the system or process is installed, the Company continues to work with the client's staff to monitor and support the product and process. This approach gives customers access to experts in varying fields at a time when internal resources are often overburdened. The result is a better product delivered to the marketplace, faster.

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

     In addition to its Boston, Denver and Santa Clara test centers, during 1996, the Company opened test centers in the metropolitan areas of Minneapolis-Saint Paul, Minnesota, Detroit, Michigan, and Raleigh, North Carolina. In 1997, the Company opened its seventh and eighth test centers in Huntington Beach, California and Orlando, Florida. During 1999 and 2000, the Company reevaluated its domestic test center market and closed the Minneapolis-Saint Paul, Minnesota and Raleigh, North Carolina labs. The Company established its first test center presence outside the U.S. via a strategic alliance with TUV Product Service Ltd. In Fareham, England. This lab began operations in February 1998. The second international alliance was established in Galway, Ireland with Anecto, Ltd. This lab commenced operations in August 1998. The Company established a third international alliance in Mannheim, Germany with TUV Product Service Ltd. as the partner. The Mannheim lab commenced operations in November 1998. In 1999 the Company further expanded its international network with its fourth additional alliance with Maser Engineering in Enschede, The Netherlands. This lab commenced operations in May of 1999. During 1999, agreements were put into place for the Company's fifth, sixth and seventh international strategic alliances. These alliances are with IMQ Institudo Italiano del Marchio di Qualita, located in Milan, Italy, Institutet for Verkstadsteknisk Forskning/the Swedish Institute of Production Engineering Research, located in Molndal, Sweden and with Emitech, located in Paris, France. Under all of these alliances, except for Maser Engineering, the Company contributed one OVS 2.5 system and the strategic partner provided the lab facility, personnel and sales management. Under the agreement with Maser Engineering, the Company contributed one OVS 1.5 system. In return for its contribution of these systems to these alliances, the Company receives a percentage of the revenues generated by the OVS systems.

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

MARKETING

     During the last quarter of 2000, the Company reorganized it marketing group hiring a new Director of Marketing and support staff. This change is an effort to revitalize the Company's marketing philosophy and approach. Planning has been started to assess the company's market and to target potential areas of growth. The Company expanded it's offerings, entering the education field offering a range of seminars developed by an industry expert. These seminars along with open houses and technical presentations will continue to expand QualMark's presence in the marketplace.

     The following is planned for the next twelve months:

1) Continue to offer educational services and technical research and analysis through white papers. The Company will co-author to facility these white papers in an effort broadcast success with these techniques.

2) The Company will overhaul it's advertising and target the typical journals in the industry as well as a few in adjacent disciplines.

3) While the Company will attend a few focussed trade shows, the marketing plan is to expand it's presence on the web, positioning itself as a resource in accelerated testing.

4) The Company has shifted it's focus reducing it's direct sales force and recruiting a number of independent representatives. The Company is also developing its market presence through its relationship with Chart Industries.

5) The Company is focussing on expanding it's product offerings to existing chamber customers. The Company is developing a number of service plans to support the existing customer base. The Company is now offering a custom production fixturing business to help customers get the maximum benefit from their investment.

     Sales Strategy

     During the last quarter of 2000, the Company has revised its sales strategy, by shifting focus from direct to independent representatives. These representatives have been carefully chosen, each with many years selling similar types of equipment. These representatives will be support by the regional Vice Presidents as well as staff from head quarters. The Company will continue to do the telemarketing from headquarters and will continue to use independent sales/service agents in Europe, the Middle East and the Far East. The Company plans to further support these agents as well as investigate potential markets that have not yet been addressed.

     The regional vice presidents have been moved into more of a support role with each sales employee responsible for selling all of the Company's products. The Company believes that this will cause a relationship to be built as the customer is led through the Company's products and services.


CUSTOMERS

     The Company's systems continue to be used by manufacturers in a wide variety of industries. From inception of the Company, through December 31, 2000, the Company has sold 377 systems to 135 different customers, in the following industries: Telecommunications and Computer, Defense and Aerospace, Medical Electronics, and others. The QualMark customer list includes major corporations such as Allied Signal (Honeywell), AT&T, Cessna, Dupont, Cummins Engine, Hewlett-Packard, Hughes (Raytheon), Intel, Lucent Technologies, Johnson & Johnson, Medtronic, Motorola, National Semiconductor, Magnavox, Nortel (formerly Northern Telecom), Sequent Computers (IBM), Tektronix, 3Com, United Technologies, Cisco, and Dell. During 2000, there were no customers that comprised 10% or more of the Company's revenue and the Company was not dependent on any single industry segment for its revenues.

     The Company's customers continues to be varied and are as follows:

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


RESEARCH AND PRODUCT DEVELOPMENT

     Research and development expenditures for the fiscal years ending December 31, 2000 and 1999 were $836,000 and $690,000, respectively. In 2000, the Company released the Typhoon chamber the culmination of two and a half years of research and development activity. It is the intent of the Company in 2001 to continue its commitment and effort to the development of new technologies and product offerings and expects its research and development expenditures to increase. This research and development effort is expected to be funded by cash flows from operations.

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



INTELLECTUAL PROPERTY

     The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued eleven United States patents (the "Patents") and one foreign patent issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30, 1996, and U.S. Patent No. 5,675,098 on October 7, 1997,
for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The Company was issued U.S. Patent No. 5,744,724 on April 28, 1998 for certain design features related to honeycomb vibration table structures. The

Company was issued Patent No. 5,836,202 on November 17, 1998 for claims directed at the angle of attachment of the actuators to the vibration table. The Company was issued Patent No. 5,813,541 on September 29, 1998 for the configuration of the control system attachment to the chamber. The Company was issued Patent No. 6,062,086 on May 16, 2000 relating to interposer devices for adjusting and controlling the shock response of a shaker table assembly. The Company was issued Patent No. 6,105,433 on August 22, 2000 for low frequency shaker table technology. The remaining duration of each of the Patents is between ten and twenty years.

     The Patents provide barriers to competition in the equipment sales portion of its business. The loss of some or all of the protection of the Patents would make it easier for other companies to enter the Company's market, compete, by eroding the Company's ability to differentiate itself on the basis of technical superiority.

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



COMPETITION


     Equipment

     The environment, which the Company competes, continues to get more competitive. With the growing acceptance of the HALT & HASS techniques, this market segment is being targeted as a growth area in an otherwise flat industry. However, with the release of the new Typhoon system and the market acceptance of the LF vibration system, the Company is confident that it will maintain it's leadership position and maintain it's market share.

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



     ARTC and Applications Support Services

     As the test methods, HALT and HASS continue to gain market acceptance, the Company is starting to see competition for the ARTC's. Most of these competing facilities are traditional test labs that have been furnished with equipment by competing manufacturers. The Company is keeping a close eye on this development but is confident that the superior offering of the ARTC's will maintain market share.

MANUFACTURING

     The Company's manufacturing facility is located in Denver, Colorado. QualMark's assembly of the OVS systems follow a manufacturing line approach, in which drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). The assembly of the Company's products is organized around three major elements that include vibration systems, chamber systems and control systems.

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

     While the Company maintains a small inventory of OVS systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of OVS-1.5, OVS 2.5, OVS-4, Typhoon systems to build during the quarter. Because of increased sales volume, the Company is producing certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

     The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

     In 1999 and 2000, the Company offered a limited, two and one-year parts and labor warranty on all new OVS systems, respectively. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, the Company occasionally sends its technicians into the field for warranty repairs. Most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. During 2001, the Company will offer a standard, one-year parts and labor warranty on all new OVS systems, and a limited, two-year parts and labor warranty on specific negotiated contracts.

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

EMPLOYEES

     As of December 31, 2000, the Company had forty-five employees, forty-two of which are full-time. Thirty one of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, seven are employed at its facilities in Santa Clara, CA, two in Huntington Beach, CA , one in Farmington Hills, MI, one in Marlborough, MA, two in Winter Park, FL, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company operates out of leased facilities located at 1329 West 121st Avenue, Denver, Colorado. The three-year lease for the property expires on May 31, 2003. The leased property consists of approximately 18,093 square feet. The lease calls for monthly payments over the term of the lease of $14,890. The Company also leases 2,400 square feet in a space in the same building, 1313 West 121st Avenue. This space has a separate lease agreement that expires on November 30, 2001. The lease calls for monthly payments over the term of the lease of $1,593. In addition to the two leases, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

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

     The suburban Raleigh ARTC facility is located at 215 Southport Drive, Suite 300, Morrisville, North Carolina. The five-year lease expires in July 2001. The Company ceased operations at this facility in November of 2000 but continues to lease the facility until a suitable sub-lessor can be located. The present value of the remaining lease cost was expensed during 2000. The leased property consists of approximately 4,692 square feet. The lease calls for average monthly payments of $3,175. In addition, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

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

     On August 30, 1999, the Company entered into a settlement agreement ("The Agreement") with SSI. Both the Company and SSI denied any wrongdoing or liability in any of the claims asserted. The Company agreed to pay SSI $925,000 to settle the litigation. Of that amount, the Company agreed to pay $300,000 at the execution of the settlement agreement and to pay the remaining amounts by April 1, 2001. The Company also agreed to issue SSI warrants to purchase 620,000 shares of common stock of QualMark Corporation. The exercise price of these warrants is $4.85 per share and the warrants expire on August 30, 2004. Based on the fully diluted shares used in the Company's earnings per share calculation for the year ended

December 31, 2000, if SSI exercised this warrant at a cost of $3,007,000, it would own 14.8% of the Company's common stock. According to the terms of The Agreement, as long as SSI family members own more than 5% of QualMark Corporation common stock, their shares shall be non-voting. Both parties agreed to a Mutual Release of Claims and to a Mutual Covenant not to sue each other over any claim of patent infringement or alleged patent infringement with regard to the making, having made, selling, offering for sale, importing or using any products or services sold by either party in the ordinary course of business prior to August 1, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by NASDAQ during fiscal years 2000 and 1999:



                                              Fiscal Year Ended December 31, 2000

                                             High Close                                Low Close
First Fiscal Quarter                         $ 4.875                                    $3.125
Second Fiscal Quarter                          4.125                                     2.750
Third Fiscal Quarter                           3.375                                     2.313
Fourth Fiscal Quarter                          2.938                                     1.000



                                              Fiscal Year Ended December 31, 1999

                                             High Close                                Low Close
First Fiscal Quarter                         $ 5.438                                    $4.000
Second Fiscal Quarter                          4.875                                     2.250
Third Fiscal Quarter                           3.375                                     2.250
Fourth Fiscal Quarter                          3.000                                     2.000

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At December 31, 2000, the Company had approximately 1,081 beneficial shareholders and 31 shareholders of record. The Company has never paid a cash dividend and does not intend to do so in the future. The Company anticipates a dividend payment on the outstanding preferred stock, in kind, of additional preferred stock in future quarters (Refer to Note 8 of the Financial Statements).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                   Fiscal Year Ended
                                       -------------------------------------------
                                       December 31, 2000         December 31, 1999
Statement of Operations Data:
Revenues                                     100.0%                    100.0%
Cost of Revenues                              60.3                      60.3
                                             -----                     -----
Gross Profit                                  39.7                      39.7
Selling, general and administrative
   expenses                                   31.5                      54.2
Research and development
   expenses                                    6.7                       5.5
Severance Charges                              2.2                        --
                                             -----                     -----
Income (loss) from operations                 (0.7)                    (20.0)
Other income (expense)                        (2.4)                     (1.4)
                                             -----                     -----
Income (loss) before income taxes             (3.1)                    (21.4)
Income tax benefit                             0.1                       2.6
                                             -----                     -----
Net income (loss)                             (3.0)%                   (18.8)%
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

Comparison of Years Ended December 31, 2000 and 1999

REVENUE

     Revenue decreased $54,000 or 0.4% to $12,505,000 in the year ended December 31, 2000 from 12,559,000 in the year ended December 31, 1999.

     OVS system revenue increased $409,000 or 4.6% from in $8,804,000 in the year ended December 31, 1999 to $9,213,000 in the year ending December 31, 2000. Sixty-three OVS units were sold in the year 2000 compared with the sixty OVS units sold in the year 1999. The Company attributes the increase in demand for OVS systems to the continuing development of strategic business relationships. In the third quarter of 2000, QualMark entered into a marketing agreement with Chart Industries. The agreement provides QualMark and Chart broad domestic distribution rights to each other's products. Chart's contract with three independent sales organizations and a staff of six sales personnel resell OVS units in the mid-west and mid-atlantic states. During 2000, 8 OVS units were sold to Chart, which were immediately sold by Chart to third parties, representing 10.2% of equipment revenue, under the agreement. Additionally, the Company continues to develop its already strong presence in the international market place. QualMark has established business relationships with Hielkema Test Equipment B.V. in the Netherland, Beatronic in Denmark, Emitech in France, Amitra Oy in Finland, Thermotec Weilburg GmbH & Co. KG in Germany, AB-AD Technology and Engineering Ltd. In Israel, Sumitomo in Japan, Namil Environ Company in Korea, Logicom in Singapore, Kendro Laboratory Products AB in Sweden, Chroma ATE Inc. in Taiwan, and Alphatech Limited in the UK. Of the units sold in the year ended December 31, 2000, 19 represented international sales for 29.7% of equipment revenue. The Company is continuing to expand its customer base in 2001 by initiating contact with potential distributors in China, India, South Africa, and Jordan. QualMark is committed to focusing on domestic sales staff to build relationships with potential key customers and establishing new sales partnerships to expand the Company's customer base.

     Test center revenue decreased $463,000 or 12.3% from $3,755,000 the year ended December 31, 1999 to $3,292,000 in the year ending December 31, 2000. As of December 31, 2000, the Company operated six test centers containing ten systems. This compares to December 31, 1999 when the Company operated seven test centers containing eleven systems. The Company primarily attributes the decrease in ARTC lab revenue to a reduction in ARTC labs. During the year ended December 31, 2000, two of the Company's larger test center labs suffered losses in key sales and test engineer personnel. These factors directly affect the ARTC labs ability to maximize volume. During the fourth quarter 2000, QualMark took steps to optimize ARTC Labs by closing one lab in Morrisville, North Carolina. The Company believes that these changes will result in increased margins and utilization. During 1998 and continuing into 2000, the Company initiated its international ARTC expansion program and is continuing to maintain its strategic alliances with operating test labs in five different countries: TUV Product Service in the U.K. and Germany, Anecto, ltd. in Ireland, IMQ in Italy, and Maser in the Netherlands. Revenue for these alliances increased $71,000 or 31.7% from $224,000 in the year ended December 31, 1999 to $295,000 for year ended December 31,2000. Under the strategic alliance agreements, QualMark provides an OVS 2.5 to each lab location, except Maser Engineering in the Netherlands which has an OVS 1.5, and the strategic partner provides the facility, labor, and sales management. QualMark receives a percentage of the revenue that the OVS system generates.


GROSS MARGIN

     The gross margin in 1999 and 2000 was 39.7%. The margin remained constant as continuing price pressures exist in the accelerated test equipment market. Management expects margins to increase during future quarters as emphasis is placed on manufacturing utilization and overhead management. The Company further believes that additional opportunities exist to improve margins through further enhancements of relationships with its key vendors.

OPERATING EXPENSE

     Total operating expenses decreased $2,449,000 or 32.7% from $7,499,000 in the year ended December 31, 1999 to $5,050,000 for the year ended December 31, 2000.

      Selling, general and administrative expenses declined $2,867,000 or 42.1% from $6,809,000 for the year ended December 31, 1999 to $3,942,000 for the year ended December 31, 2000. The decrease is attributed to substantial legal costs of $2,114,000 incurred in 1999, which were associated with the defense of a Company patent. All patent litigation was resolved in August 1999 (Refer to Item
3. Legal Proceedings). Also in 1999, the Company incurred additional costs for consulting and travel expenses related to the continual development of the international ARTC labs.

     Research and development costs increased $146,000 or 21.2% from $690,000 for the year ended December 31, 1999 to $836,000 for the year ended December 31, 2000. The increase is attributed to the Company's commitment to investing in research and development, with a focus on current product line improvements. On October 2, 2000, QualMark introduced a new product called Typhoon that the Company believes will enable users of combined stress and thermal-only test chambers to cut their consumable costs by up to 50% (Refer to Item 1, Description of Business). It is the intent of the Company in 2001 to continue its commitment and effort to the development of new technologies and product offerings and expects its research and development expenditures to increase to over $1,000,000.

      During June 2000, the Company initiated an organizational restructure plan and charged $272,000 in severance to operations. This reorganization resulted in the resignation of the Company's president and a reduction of six other personnel from the Sales and Marketing, Accounting and Administrative, and Manufacturing departments. Severance costs include salary payments, fringe benefits and taxes related to these seven employees. Cash payments to settle the salary payments, fringe benefits and taxes will continue through May of 2001. Cash payments made during 2000 totaled $190,000 and as of December 31, 2000, the severance liability balance remaining is $82,000.



INCOME TAX BENEFIT

         The Company experienced an unexpected business downturn during 2000 and 1999 that resulted in operating losses. Management concluded that it was more likely than not that some portion of the deferred tax assets would not be realizable and determined that a valuation allowance was required for a portion of the deferred tax assets. Accordingly, a valuation allowance was established, which, as of December 31, 2000 totaled $712,000 or 36% of total existing deferred tax asset. The Company needs to generate approximately $4,700,000 in taxable income to fully utilize its deferred tax assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, the Company generated $188,000 of cash from operating activities, invested $371,000 for equipment and sold equipment for $15,000, invested $28,000 for patents, made $3,000 in capital lease payments, borrowed $950,000 from banks and repaid $575,000 of those borrowings. Employees and investors exercised options and warrants to purchase 104,223 shares of common stock for proceeds of $235,000. Together, these activities resulted in a cash increase of $411,000, for the year, for a balance of $936,000 at December 31, 2000. During 1999, the Company generated $839,000 of cash from operating activities, invested $769,000 for equipment, invested $72,000 for patents, made $2,000 in capital lease payments, borrowed

$1,050,000 from banks and repaid $600,000 of those borrowings. Employees and investors exercised options and warrants to purchase 54,000 shares of common stock for proceeds of $115,000. In addition, the Company issued 465,116 Shares of preferred stock for net proceeds of $974,000. Together, these activities resulted in a cash decrease of $143,000, for a year-end balance of $525,000 at December 31, 1999.

     During 1999, the Company renegotiated its Revolving Credit and Term Loan Agreement ("Credit Agreement") with a commercial bank. Among other changes, this amendment to the existing Credit Agreement reduced the amount the Company may borrow on its revolving credit from $3,000,000 to $2,000,000. In addition, the Company will make no further borrowings on the term loan portion of the Credit Agreement. The revolving loan reflects five draws against it, with interest rates ranging from 9.71% to 10.08%. As of December 31, 2000, the balance of the revolving credit is $2,000,000. The term loan agreement, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 9.71% and 9.26% at December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company had an outstanding balance of $886,000 under the term loan agreement. Both the line of credit arrangement and term loan agreement are collateralized by substantially all the assets of the Company. The Credit Agreement was due on December 22, 2001.

     The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of December 31, 2000, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance.

     On February 1, 2001, the Company again renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduces the revolving credit line to $1,000,000 (the outstanding balance at February 1, 2001 was $811,000). In addition, the term loan available was increased to $2,000,000 (the outstanding balance at February 1, 2001 was $2,000,000). Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002.

     The Company expects to meet long term liquidity requirements through cash flows generated by operations and the existing cash balance. The Company does not anticipate any additional term loan borrowing, or draws against the revolving credit line in 2001. Management has derived a short and long-term plan to repay the existing Credit Agreement. As defined by the amended Credit Agreement on February 1, 2001, the Company will make monthly principal payments, beginning March 31, 2001, of $35,000 on the term loan. In addition, the Company has also determined during 2001, quarterly payments on the revolving line of credit will be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank. During 2001, the Company expects to renegotiate with the commercial bank for an extension to the Credit Agreement.




QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,886,000 Credit Agreement (Refer to Note 5 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2000 would be an annual increase or decrease of approximately $29,000 in interest expense and a corresponding decrease or increase of approximately $17,000 in the Company's net income after taxes.

     Revenue generated from foreign sales are payable in United States funds, thus no foreign exchange rate risk exists.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits - See Index to Exhibits
(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 2000. - None

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     April 11, 2001            QUALMARK CORPORATION


                                   By:  /s/ CHARLES D. JOHNSTON
                                       -----------------------------------------
                                       Charles D. Johnston, President and Chief
                                       Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                                               Date
---------                        -----                                               ----
/s/ Charles D. Johnston          President, Chief Executive Officer                  April 11, 2001
---------------------------      and Director
Charles D. Johnston

/s/ Anthony A. Scalese           Principal Accounting Officer                        April 11, 2001
---------------------------
Anthony A. Scalese

/s/ H. Robert Gill               Director                                            April 11, 2001
---------------------------
H. Robert Gill

/s/ Philip A. Gordon             Director                                            April 11, 2001
---------------------------
Philip A. Gordon

/s/ James L.D. Roser             Director                                            April 11, 2001
---------------------------
James L.D. Roser

/s/ William J. Sanko             Director                                            April 11, 2001
---------------------------
William J. Sanko

/s/ Richard Jennewine            Director                                            April 11, 2001
---------------------------
 Richard Jennewine

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of QualMark Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of QualMark Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company restated its 1999 net loss per share calculations for the effect of a beneficial conversion feature associated with redeemable preferred stock.


PricewaterhouseCoopers LLP

Denver, Colorado
April 2, 2001

QUALMARK CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                    YEARS ENDED DECEMBER 31,
                                                       2000          1999
Revenues                                            $   12,505    $   12,559
Cost of revenues                                         7,538         7,570
                                                    ----------    ----------

        Gross profit                                     4,967         4,989

Selling, general and administrative expenses             3,942         6,809
Research and development expenses                          836           690
Severance charges                                          272            --
                                                    ----------    ----------

        Total operating expenses                         5,050         7,499
                                                    ----------    ----------

        Loss from operations                               (83)       (2,510)

Other income (expense):
   Interest expense                                       (307)         (200)
   Interest income                                           1            33
   Other income (expense), net                               2            (9)
                                                    ----------    ----------

Loss before income taxes                                  (387)       (2,686)

Income tax benefit                                          12           322
                                                    ----------    ----------

Net loss                                            $     (375)   $   (2,364)
                                                    ==========    ==========


Net loss per basic and diluted common share         $    (0.13)   $    (0.80)
                                                    ==========    ==========

Weighted average shares outstanding                      3,571         3,532
                                                    ==========    ==========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

BALANCE SHEET
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


                                                                               DECEMBER 31,
                                                                            2000          1999
ASSETS
Current assets:
   Cash and cash equivalents                                             $      936    $      525
   Trade accounts receivable, net of allowance for doubtful
    accounts of $187 and $192, respectively                                   3,968         4,089
   Inventories, net                                                           1,297         1,725
   Deferred tax asset                                                         1,194         1,089
   Other current assets                                                         122           125
                                                                         ----------    ----------
        Total current assets                                                  7,517         7,553
Property and equipment, net                                                   1,290         1,508
Note receivable from former officer                                              --           104
Deferred tax asset                                                               --            88
Other assets                                                                    132           155
                                                                         ----------    ----------
                                                                         $    8,939    $    9,408
                                                                         ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $    1,032    $    1,179
   Accrued expenses                                                             745         1,272
   Customer deposits and deferred revenue                                        82            58
   Current portion of long-term debt                                            700         1,700
   Current portion of capital lease obligations                                  --             3
                                                                         ----------    ----------
        Total current liabilities                                             2,559         4,212
Long-term debt                                                                2,461         1,086
Deferred tax liability                                                           17            --
                                                                         ----------    ----------
           Total liabilities                                                  5,037         5,298
Commitments and contingencies (Notes 6 and 13)


Redeemable preferred stock (Note 8);
   no par value; 2,000,000 shares authorized;
   502,326 designated as Series A, 465,116 shares issued
   and outstanding, liquidation preference $1,107;
   99,619 designated as Series B, none issued or outstanding                  1,016           919


Shareholders' equity:
   Common stock; no par value; 15,000,000
      shares authorized; 3,643,238 and 3,539,015 shares issued                7,403         7,210
   Treasury stock, at cost, 35,546 and zero shares held                        (123)           --
   Accumulated deficit                                                       (4,394)       (4,019)
                                                                         ----------    ----------
        Total shareholders' equity                                            2,886         3,191
                                                                         ----------    ----------
                                                                         $    8,939    $    9,408
                                                                         ==========    ==========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


                                                         COMMON STOCK            TREASURY STOCK        ACCUMULATED
                                                    SHARES        AMOUNT        SHARES      AMOUNT       DEFICIT          TOTAL
Balance December 31, 1998                          3,485,015    $    6,396            --    $   --     $     (1,655)   $    4,741

Exercise of warrants for common stock                 54,000           115                                                    115

Amortization of deferred compensation
related to issuance of warrants and option                              23                                                     23

Warrants issued in connection with
redeemable preferred stock                                              87                                                     87

Warrants issued for common stock in
litigation settlement                                                  621                                                    621

Accretion of redeemable preferred stock,
dividends and beneficial conversion feature                            (32)                                                   (32)

Net loss                                                                                                     (2,364)       (2,364)
                                                  ----------    ----------    ----------   --------    ------------    ----------
Balance December 31, 1999                          3,539,015         7,210            --         --          (4,019)        3,191

Exercise of warrants for common stock                 19,079            38                                                     38

Exercise of options for common stock                  85,144           197                                                    197

Compensation related to issuance of
options for services                                                    55                                                     55

Common stock received in settlement of
note receivable and interest from former
officer                                                                           35,546       (123)                         (123)

Accretion of redeemable preferred stock
and dividends                                                          (97)                                                   (97)

Net loss                                                                                                       (375)         (375)
                                                  ----------    ----------    ----------   --------    ------------    ----------
Balance December 31, 2000                          3,643,238    $    7,403        35,546    $  (123)   $     (4,394)   $    2,886
                                                  ==========    ==========    ==========   ========    ============    ==========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


                                                                     YEARS ENDED DECEMBER 31,
                                                                        2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $     (375)   $   (2,364)
Adjustments to reconcile net loss to net cash from
 operating activities:
   Inventory write off                                                      111            50
   (Gain) loss on disposal of equipment                                      (2)           32
   Depreciation and amortization                                            597           550
   Warrant and stock option expense                                          55            23
   Deferred income tax benefit                                               --          (316)
   Issuance of warrants and note payable to settle litigation                --         1,546
Changes in assets and liabilities:
      Accounts receivable, net                                              121          (173)
      Inventories                                                           317          (412)
      Other assets                                                           14            59
      Accounts payable                                                     (147)          310
      Accrued expenses                                                     (527)         (139)
      Customer deposits and deferred revenue                                 24            (5)
                                                                     ----------    ----------

        Net cash provided by (used in) operating activities                 188          (839)
                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                      (371)         (769)
Proceeds from disposal of property and equipment                             15            --
Investment in patents                                                       (28)          (72)
                                                                     ----------    ----------

        Net cash used in investing activities                              (384)         (841)
                                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                    950         1,050
Repayments of borrowings                                                   (575)         (600)
Proceeds from issuance of common stock, net                                 235           115
Proceeds from issuance of preferred stock and warrants, net                  --           974
Principal payments on capital lease obligations                              (3)           (2)
                                                                     ----------    ----------

        Net cash provided by financing activities                           607         1,537
                                                                     ----------    ----------

Net increase (decrease) in cash and cash equivalents                        411          (143)
Cash and cash equivalents at beginning of year                              525           668
                                                                     ----------    ----------

Cash and cash equivalents at end of year                             $      936    $      525
                                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURE
Interest paid                                                        $      299    $      170



NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of note payable to settle litigation                        $       --    $      925
Issuance of warrants to settle litigation                            $       --    $      621
Common stock received in settlement of note receivable
and interest from former officer                                     $      123    $       --

Redeemable preferred stock dividends declared but not paid           $       80    $       27

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

        QualMark Corporation (the "Company") was incorporated on March 11, 1992 in the State of Colorado. Its principal business activity is the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The Company's sole manufacturing facility is located in Denver, Colorado. The Company also operates service centers, called Accelerated Reliability Test Centers ("ARTC"), where vibration and thermal chambers are available to customers for daily rental which are located in various cities across the United States. In addition, the Company has formed alliances for service centers in various cities in the United States and a number of foreign countries.

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

      INTANGIBLES

        Costs related to patents are capitalized and amortized over their useful life.

      REVENUE RECOGNITION

        Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, sales price is fixed or determinable and collectibility is probable. Generally, the criteria is met upon shipment of products and transfer of title to customers. Provisions for discounts and allowance are recorded in the period of sale. Revenues from services are recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract.

      ADVERTISING EXPENSE

        The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising and marketing expense for 2000 and 1999 was $68,000 and $65,000, respectively.

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

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


      PRODUCT WARRANTIES

        A provision has been recorded for expected costs to be incurred as a result of product warranties at the time the sale is recognized. In 1999, the Company offered a, two-year parts and labor warranty on all new OVS systems. In 2000, the Company offered a, one-year parts and labor warranty on all new OVS systems, and sells an equipment service contract for an additional one-year parts and labor warranty.

      FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and customer deposits approximate fair value. The carrying amount of long term debt approximates its fair value due to variable rates.

      EARNINGS (LOSS) PER SHARE

        Earnings (loss) per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings (loss) per diluted share of common stock adds to basic weighted shares the weighted average number of shares of potential common shares (diluted stock options and warrants) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive.

        Net loss applicable to common shareholders and net loss per basic and diluted common share for 1999 have been restated to reflect the beneficial conversion feature associated with the redeemable preferred stock discussed in Note 8. The only effect on the previously issued December 31, 1999 financial statements is an increase in net loss applicable to common shareholders of $424,000 and an increase in net loss per basic and diluted common share of $0.13. There was no effect on previously reported revenues, expenses, net loss, assets, liabilities and cash flows as a result of the restatement.

      The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                           DECEMBER 31,
                                                         2000          1999
Basic and diluted loss per share computation:

   Net loss                                           $     (375)   $   (2,364)

   Accretion of redeemable preferred stock and
       dividends                                             (97)          (32)

   Beneficial conversion feature on redeemable
      preferred stock                                         --          (424)
                                                      ----------    ----------

   Net loss applicable to common shareholders         $     (472)   $   (2,820)
                                                      ==========    ==========

   Weighted average shares outstanding - basic             3,571         3,532
                                                      ==========    ==========

   Net loss per share - basic                         $    (0.13)   $    (0.80)
                                                      ==========    ==========

   Weighted average shares outstanding                     3,571         3,532
   Dilutive stock options and warrants                        --            --
                                                      ----------    ----------
                                                           3,571         3,532
                                                      ==========    ==========

   Net loss per share - diluted                       $    (0.13)   $    (0.80)
                                                      ==========    ==========

           Options and warrants to purchase 993,658 shares of common stock were excluded from dilutive stock option calculations for 2000, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


           Options and warrants to purchase 1,729,991 shares of common stock were excluded from dilutive stock option calculations for 1999, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

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

      RECLASSIFICATION

        Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2000.

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

2.    INVENTORIES

        Inventories consist of the following at (in thousands):

                                                  DECEMBER 31,
                                                2000          1999
Raw materials                                $      708    $      905
Work in process                                       1           213
Finished goods                                      638           657
Less: Allowance for obsolescence                    (50)          (50)
                                             ----------    ----------
                                             $    1,297    $    1,725
                                             ==========    ==========

        The Company monitors inventory for technological obsolescence and provides an allowance when necessary. During the year ended December 31, 2000 and 1999, $111,000 and $50,000, respectively is included in cost of sales as a write down of obsolescent raw materials.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


3.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at (in thousands):

                                                                 DECEMBER 31,
                                                               2000          1999
Machinery and equipment                                     $    2,686    $    2,426
Furniture and fixtures                                             190           189
Leasehold improvements                                             466           458
Capitalized internal use software                                  189           128
Construction in process                                            101            87
Less: Accumulated depreciation and amortization                 (2,342)       (1,780)
                                                            ----------    ----------
                                                            $    1,290    $    1,508
                                                            ==========    ==========

        Depreciation expense was $575,000 and $544,000 for the years ended December 31, 2000 and 1999, respectively.

4.    ACCRUED EXPENSES

        Accrued expenses consist of the following at (in thousands):

                                                                 DECEMBER 31,
                                                               2000          1999
Accrued warranty                                            $      345    $      661
Accrued employee related                                           200           226
Accrued royalties payable                                           --            78
Severance payable (Note 12)                                         82            --
Other                                                              118           307
                                                            ----------    ----------
                                                            $      745    $    1,272
                                                            ==========    ==========

5.    INDEBTEDNESS

        During 1999, the Company renegotiated its revolving credit and term loan agreement ("Credit Agreement") with a commercial bank. Among other changes, this amendment to the existing Credit Agreement reduced the amount the Company may borrow on its revolving credit from $3,000,000 to $2,000,000. In addition, the Company will make no further borrowings on the term loan portion of the Credit Agreement. The revolving credit reflects five draws against it, with interest rates ranging from 9.71% to 10.08%. As of December 31, 2000, the balance of the revolving credit is $2,000,000. The term loan agreement, bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 9.71% and 9.26% at December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company had an outstanding balance of $886,000 under the term loan agreement. Both the line of credit arrangement and term loan agreement are collateralized by substantially all the assets of the Company. The Credit Agreement was due on December 22, 2001.

        The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of December 31, 2000, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance.

        On February 1, 2001, the Company again renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduces the revolving credit line to $1,000,000 (the outstanding balance at February 1, 2001 was $811,000). In addition, the term loan available was increased to $2,000,000 (the outstanding balance at February 1, 2001 was $2,000,000). Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


        The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company does not anticipate any additional term borrowing, or draws against the revolving credit line in 2001. Management has derived a short and long term plan to repay the existing Credit Agreement. As defined by the renegotiated Credit Agreement on February 1, 2001, the Company will make monthly principal payments, beginning March 31, 2001, of $35,000 to the term loan. The Company has also determined that, during 2001, quarterly payments to the revolving line of credit will be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank. At the end of 2001, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement.

        The following represents future amounts payable at December 31, 2000 (in thousands).

        Year ended December 31,
           2001                                       $     425
           2002                                           2,461
                                                      ---------
                                                      $   2,886
                                                      =========

        On August 31, 1999, the Company entered into a settlement agreement with Screening Systems, Inc. ("SSI") (See Note 13). Under the terms of the settlement, the Company issued a $925,000 note payable, which accrues interest at 9% per annum. As of December 31, 2000 the note had an outstanding balance of $275,000, which is payable in full on April 1, 2001.

6.    LEASE COMMITMENTS

        The Company leases equipment, office space, and operating facilities under operating lease arrangements. Future minimum lease payments consist of the following at December 31, 2000 (in thousands):

                                                        OPERATING
                                                         LEASES
        Year ended December 31,
                    2001                                $     396
                    2002                                      258
                    2003                                      113
                    2004                                       39
                    2005                                       13
                                                        ---------
                                                        $     819
                                                        =========


      Rent expense for the years ended December 31, 2000 and 1999 was $576,000 and $560,000, respectively.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


7.    INCOME TAXES

        Income tax expense (benefit) consists of the following (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                                   2000          1999
Current tax expense (benefit)
   Federal                                      $       (6)   $       (9)
   State                                                (6)            3
                                                ----------    ----------
                                                       (12)           (6)
Deferred tax expense (benefit)
   Federal                                              --          (271)
   State                                                --           (45)
                                                ----------    ----------
                                                        --          (316)
                                                ----------    ----------
                                                $      (12)   $     (322)
                                                ==========    ==========

        A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                               2000                  1999
                                                        AMOUNT       %         AMOUNT       %
        Computed "expected" tax                        $   (132)   (34.0)%    $   (913)   (34.0)%
        State income taxes, net of Federal
         income tax effect                                    2      0.5%         (127)    (4.8)
        Change in valuation allowance                        96     24.8           616     23.0
        Other                                                22      5.6           102      3.8
                                                       --------    -----      --------   ------
                                                       $    (12)    (3.1)%    $   (322)   (12.0)%
                                                       ========    =====      ========   ======

        Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                        DECEMBER 31,
                                                    2000          1999
Deferred tax assets:
   NOL carryforwards                            $    1,619    $    1,331
   Accrued liabilities                                 192           278
   Allowance for doubtful accounts                      74            76
   Inventory                                            20            20
   Depreciation and amortization                        --            88
   Other                                                 5             5
   Valuation allowance                                (712)         (616)
                                                ----------    ----------
Total deferred tax assets                            1,198         1,182
                                                ----------    ----------

Deferred tax liabilities:
   Unicap                                                4             5
   Depreciation and amortization                        17            --
                                                ----------    ----------
Total deferred tax liabilities                          21             5
                                                ----------    ----------
Net deferred tax asset                          $    1,177    $    1,177
                                                ==========    ==========

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

      Financial Statements:
           Current deferred tax assets                         $   1,194   $   1,089
           Non-current deferred tax assets                            --          88
           Non-current deferred tax liabilities                      (17)         --
                                                               ---------   ---------
        Net deferred tax asset                                 $   1,177   $   1,177
                                                               =========   =========

        As of December 31, 2000 and 1999, the Company had net operating loss ("NOL") carryforwards of approximately $4,114,000 and $3,372,000, respectively, which are available to offset future taxable income. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

        The Company experienced an unexpected downturn it its business during 1999 and 2000, which resulted in operating losses. Management concluded that it was more likely than not that a portion of the deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. During 2000, the Company's valuation allowance was increased by $96,000.

8.    REDEEMABLE PREFERRED STOCK

        In 1999, the Company authorized the issuance of 502,326 shares of Series A, redeemable, cumulative, participating, no par preferred stock ("Series A preferred stock"). Each share of the Series A preferred stock issued and outstanding shall have the right to vote on all matters presented to the holders of the common stock for vote, in the number of votes equal at any time to the number of shares of common stock into which each share of the Series A preferred stock would be convertible, and shall vote with the holders of the common stock as a single class. The Series A preferred shares accrue dividends at 8% per annum, and dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series A preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series A preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued.

         During 1999, an existing common stock shareholder purchased 465,116 shares of the Series A preferred stock and warrants to purchase 139,535 shares of common stock at $2.50 per share, with a five-year expiration, in exchange for $1,000,000. The proceeds to the Company were $974,000, net of transaction costs. As of December 31, 2000 and 1999, the Series A preferred shares accumulated dividends in arrears of $107,000 and $27,000, respectively. Of the dividends in arrears at December 31, 2000, the Company anticipates a dividend payment of 37,210 in preferred shares at the conversion price of $2.15 per share, with the remaining $27,000 to be paid in cash. The Series A preferred stock rank senior to the common stock and have a liquidation preference of $2.15 per share plus all declared and unpaid dividends which total $1,107,000 at December 31, 2000. The Series A preferred stock is convertible to common shares at any time. On any date after September 1, 2004, at the option of the holders of the Series A preferred stock, the Company shall redeem the Series A preferred stock at $2.15 to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holders of the Series A preferred stock, be converted into a debt obligation of the Company in a form acceptable to the holders of the Series A preferred stock.

        As a result of the conversion price of the Series A preferred stock being less than the quoted market price on the date of issuance/commitment in 1999, a beneficial conversion feature existed in the amount of $424,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock in the accompanying financial statements for 1999.

        The Company maintains a one-time option to repurchase the Series A preferred stock or require the holder to convert their preferred stock, under the following terms. At any time following a 45-day consecutive trading period during which the average closing price per share of the Company's common stock is at least $5.00 per

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


      share, the Company may give notice of its intention to repurchase all of the outstanding Series A preferred shares. The holder of the Series A preferred stock shall have 30 days from receipt of the Company's repurchase notice to elect to convert their Series A preferred shares to common stock. In the event that the holder of the Series A preferred stock does not elect to convert all of their Series A preferred stock, the Company may repurchase all, but not less than all, of the remaining Series A preferred stock at the price of $4.00 per share, or 90% of the fair market value of the common stock, whichever is greater, plus any accumulated dividends, by notice to the holder of the Series A preferred stock and tendering of funds within five business days of the expiration of the Series A preferred stock holder's conversion option. The fair market value of the commons stock shall be determined by the average closing price of the common stock for the five trading days prior to the date on which the Series A preferred stock holder's option to convert expires.

9.    STOCK WARRANTS AND OPTIONS

        In 1995, warrants to purchase 72,000 shares of common stock at an exercise price of $2.13 per share were issued to a principal shareholder, in connection with the Company's sale of Hobbs Engineering Corporation ("Hobbs") to the shareholder (Note 11). The warrants vest and are exercisable in 25% increments on December 31, 1996, 1997, 1998 and 1999. All warrants expire five years from the grant date. Compensation expense relative to these warrants of $92,000 will be charged to expense over the four-year vesting period which began January 1, 1996. During 1999, Hobbs exercised 54,000 warrants to purchase 54,000 shares of common stock. During 2000, Hobbs exercised the remaining 18,000 warrants to purchase 18,000 shares of common stock.

        During 1996, the Company offered its stock for sale to the public. In connection therewith, the Company issued to the underwriter a five-year warrant to purchase up to 132,170 shares of common stock at $4.50 per share. During 2000, 5,001 warrants were converted into 1,079 shares of common stock. No warrants were exercised during 1999.

        During 1999, five-year warrants to purchase 139,535 shares of common stock at an exercise price of $2.50 per share were issued in connection with the Series A preferred stock, as described above. These warrants had a fair market value of $87,000 at the time of issuance.

        Also in 1999, the Company issued five-year warrants to purchase 620,000 shares of common stock at an exercise price of $4.85 per share in connection with the settlement of patent litigation with SSI. These warrants had a fair market value of $621,000 at issuance. (See Note 13).

      STOCK OPTIONS

        In 1993, the Company adopted an incentive stock option plan (the "1993 Plan") which provides employees and officers with an opportunity to purchase an aggregate of 159,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and generally expire up to ten years from the date of grant.

        Stock option transactions of the 1993 Plan are summarized below:

                                                                                                WEIGHTED AVERAGE
                                                                                  SHARES         EXERCISE PRICE
        Outstanding at December 31, 1998                                           100,497          $ 2.10
        Forfeited                                                                   (3,000)           2.13
                                                                                 ---------          ------
        Outstanding at December 31, 1999                                            97,497            2.09

        Exercised                                                                  (52,477)           2.08

        Forfeited                                                                   (1,500)           2.00
                                                                                 ---------          ------

        Outstanding at December 31, 2000                                            43,520          $ 2.12
                                                                                 =========          ======

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


        At December 31, 2000 and 1999, options were exercisable with respect to 43,520 and 97,497 shares, respectively, with exercise prices ranging from $2.00 to $2.13 and a weighted average exercise price of $2.12 and $2.09 respectively. As of December 31, 2000 the weighted average contractual life was 4.00 years.
        During 2000, nonqualified options to purchase 116,000 common stock shares at a price of $2.64 per share were issued and 29,000 of these options were exercised, of which, 87,000 were forfeited. During 2000, nonqualified options to purchase 116,088 at a price of $2.00 per share expired.

      In 1995, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% (or 110% in the case of a holder of 10% or more of the voting power of all classes of stock of the Company) of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors. Aggregate common shares of 722,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate of 25% per year over four years and generally expire up to ten years from the date of grant.

      Stock option transactions of the 1996 Plan are summarized below:

                                                                                                WEIGHTED AVERAGE
                                                                                   SHARES        EXERCISE PRICE
        Outstanding at December 31, 1998                                           431,000           $ 4.63
        Granted                                                                    302,750             2.95
        Forfeited                                                                 (138,000)            3.95
                                                                                 ---------           ------
        Outstanding at December 31, 1999                                           595,750             3.94

        Granted                                                                    242,000             2.80
        Exercised                                                                   (3,667)            3.35
        Forfeited                                                                 (232,067)            3.83
                                                                                 ---------           ------

        Outstanding at December 31, 2000                                           602,016           $ 3.53
                                                                                 =========           ======

        At December 31, 2000 and 1999, options were exercisable with respect to 265,526 and 186,562 shares, respectively, with exercise prices ranging from $2.03 to $7.88 and a weighted average exercise price of $3.87 and $4.37, respectively. As of December 31, 2000 the weighted average contractual life was 6.54 years.

        In October 2000, 25,000 options were granted to a Director of the Company for services provided beyond normal director duties. These options were 100% vested and exercisable on the date of grant, compensation expense of $55,000 was recorded at the time of issue.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


      FAIR VALUE

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the method of accounting prescribed by Financial Accounting Standard No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                                2000           1999
        Net loss applicable to common shareholders:
           As reported                                                        $   (472)     $  (2,820)
           Pro forma                                                          $   (504)     $  (3,059)

        Basic loss per share:
           As reported                                                        $  (0.13)     $   (0.80)
           Pro forma                                                          $  (0.14)     $   (0.87)

        Fully diluted loss per share:
           As reported                                                        $  (0.13)     $   (0.80)
           Pro forma                                                          $  (0.14)     $   (0.87)

        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2000 and 1999: dividend yield of zero; expected volatility ranging from 79% to 97% ; risk-free interest rates ranging from 5.39% to 6.75%; and an expected term of seven years. The risk-free interest rate used in the calculation is the yield on the grant date of a U.S. Treasury Strip with a maturity equal to the expected term of the option.

10.   PROFIT SHARING PLAN

        The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. The Company may make discretionary contributions, as determined by the Board of Directors each year, to employee participants who have more than one year of service. Participants vest in employer contributions at a rate of 20% per year over five years. During 2000 and 1999, no employer contributions were made.

11.   SEGMENT INFORMATION

        The Company operates in two business segments, testing equipment and Accelerated Reliability Test Centers ("ARTC"). The equipment segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental.

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

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------


        The table below summarizes information about reported segments (in thousands):

                                                              EQUIPMENT            ARTC               TOTAL
                    YEAR ENDED DECEMBER 31, 2000

                    Sales                                  $         9,213    $         3,292   $         12,505
                    Gross profit                                     3,770              1,197              4,967
                    Property and equipment, net                        322                968              1,290

                    YEAR ENDED DECEMBER 31, 1999

                    Sales                                  $         8,804    $         3,755   $         12,559
                    Gross profit                                     3,330              1,659              4,989
                    Property and equipment, net                        385              1,123              1,508

        The following is sales by geographic area (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                 2000               1999
                    United States                           $         9,471   $         10,592
                    International                                     3,034              1,967
                                                            ---------------   ----------------

                    Total                                   $        12,505    $        12,559
                                                            ===============    ===============

        International sales are based on where the products were shipped and where ARTC services were rendered.

12.   RELATED PARTY TRANSACTIONS

        In 1995, the Company sold the assets of Hobbs Engineering Corporation
      (HEC), excluding any patents or other intellectual property, to Dr. Hobbs, a principal shareholder of the Company. In connection with the sale, the Company agreed to make quarterly royalty payments to Dr. Hobbs equal to two percent of the Company's total revenues, increasing to a maximum of three percent if certain revenue levels are achieved, for the period January 1, 1996 through December 31, 1999, in exchange for Dr. Hobbs being available to actively promote the Company's products and services. During 1999, royalties of $251,000 were expensed relating to this agreement. As of December 31, 1999, the Company had fulfilled the agreement with Dr. Hobbs and, therefore, no future royalties are payable on sales.

        During 1998, the Company lent $104,000 to the Company's former president pursuant to a note collateralized by his primary residence with interest accruing at a rate equal to 10% annually. The note was payable over five years, with 5% of the principal due at each anniversary date and the remaining balance due at the end of the term. On January 13, 2000, the former president remitted 4,016 shares of the Company's common stock at a fair market value of $4.06 per share on that date to satisfy $16,000 of principal, interest and penalties related to the note. On May 19, 2000, the Company's president resigned from his position. Subsequently, on June 14, 2000, 31,530 common shares were remitted to the Company by the former president, at a fair market value of $3.39 per share on that date to satisfy the remaining principal and accrued interest balance of $106,000.

13.   SEVERANCE CHARGE

        During June 2000, the Company initiated an organizational restructure plan and charged $272,000 in severance to operations. This reorganization resulted in the resignation of the Company's president and a reduction of six other personnel from the Sales and Marketing, Accounting and Administrative, and Manufacturing departments. Severance costs include salary payments, fringe benefits and taxes related to these seven employees. Cash payments to settle the salary payments, fringe benefits and taxes will continue through

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)
--------------------------------------------------------------------------------

      May of 2001. Cash payments made during 2000 totaled $190,000 and as of December 31, 2000, the severance liability balance remaining is $82,000.

14.   LEGAL MATTERS

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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
3.1           Amended and Restated Articles of Incorporation of the Company.(1)
3.2           Amended and Restated Bylaws of the Company.(1)
3.3           Certificate of Designation for Series A Preferred Stock.(5)
4.1           Form of Certificate for Shares of Common Stock.(1)
4.6           Form of Warrant issued to holders of 10% secured promissory notes.(1)
10.1          QualMark Corporation 1993 Incentive Stock Option Plan.(1)
10.2          QualMark Corporation 1996 Stock Option Plan.(3)
10.3          Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)
10.4          Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)
10.5          Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)
10.8          Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K.
              Hobbs.(1)
10.11         Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and
              Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18,
              1997.(2)
10.12         Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and
              U.S. Bank National Association.(4)
10.13         Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S.
              Bank National Association.(4)
10.14         Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S.
              Bank National Association.(5)
10.15         Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening
              Systems, Inc.(5)
10.16         Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase
              139,535 Shares of Common Stock.(5)
10.17         Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank
              National Association.(6)
10.18         Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)
10.19         Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1,
              2001 by and between QualMark and U.S. Bank National Association.



----------

(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.
(4) Incorporated by reference from the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.