Form 10QSB
period 2001-03-31
QUALMARK CORP
filed 2001-05-11
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                              -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                  to
                               -----------------  -----------------------------

Commission file number     0-28484
                      ---------------------------------------------------------

                              QualMark Corporation
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                           specified in its charter)

           Colorado                                        84-1232688
-------------------------------                    ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  1329 West 121st Avenue, Denver, CO                           80234
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number)                 (303) 254-8800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at May 8, 2001 is 3,645,638.
------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                             STATEMENT OF OPERATIONS
       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                            For the three             For the three
                                                             months ended              months ended
                                                            March 31, 2001            March 31, 2000
                                                            --------------            --------------
Net revenue                                                  $     2,715                $     3,517
Cost of sales                                                      1,647                      2,269
                                                             -----------                -----------
    Gross profit                                                   1,068                      1,248

Selling, general and administrative expenses                         904                        940
Research and development expenses                                    211                        115
                                                             -----------                -----------
    Income (loss) from operations                                    (47)                       193

Other expense:
    Interest, net                                                    (75)                       (77)
                                                             -----------                -----------
Income (loss) before income taxes                                   (122)                       116

Provision for income taxes                                            --                         45
                                                             -----------                -----------

Net Income (loss)                                            $      (122)               $        71
                                                             ===========                ===========


Net income (loss) per share - basic                          $     (0.04)               $      0.01
Net income (loss) per share - diluted                        $     (0.04)               $      0.01

Weighted average number of common shares - basic               3,610,000                  3,552,000
Weighted average number of common shares - diluted             3,610,000                  3,807,000



    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                  BALANCE SHEET
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                                                             MARCH 31,           DECEMBER 31,
                                                                               2001                  2000
                                                                           -----------           ------------
                    ASSETS
Cash                                                                         $ 1,526                $   936
Trade accounts receivable, net of allowance for
    doubtful accounts of $198 and $187 at March 31, 2001,
    and December 31, 2000, respectively                                        3,246                  3,968
Inventories, net                                                               1,197                  1,297
Deferred income taxes                                                          1,194                  1,194
Other current assets                                                             246                    122
                                                                             -------                -------
    Total current assets                                                       7,409                  7,517

Property and equipment, net                                                    1,074                  1,290
Other assets                                                                     131                    132
                                                                             -------                -------


Total assets                                                                 $ 8,614                $ 8,939
                                                                             =======                =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                                             $ 1,167                $ 1,032
Accrued expenses                                                                 752                    745
Customer deposits and deferred revenue                                            82                     82
Current portion of long-term obligations                                       2,811                    700
                                                                             -------                -------
    Total current liabilities                                                  4,812                  2,559

Noncurrent portion of long-term obligations                                        0                  2,461
Deferred tax liability                                                            17                     17
                                                                             -------                -------
   Total liabilities                                                           4,829                  5,037

Redeemable preferred stock (Note 8);
     no par value; 2,000,000 shares authorized;
     502,326 designated as Series A, 465,116 shares issued
     and outstanding, liquidation preference of $1,107;
     99,619 designated as Series B, none issued or outstanding                 1,043                  1,016

Shareholders' Equity:
Common Stock; no par value;15,000,000 shares
     authorized; 3,645,638 and 3,643,238 shares
     issued at March 31, 2001
     and December 31, 2000, respectively                                       7,381                  7,403
Treasury Stock, at cost, 35,546 and 35,546 shares held
    at March 31, 2001 and December 31, 2000, respectively                       (123)                  (123)
Accumulated deficit                                                           (4,516)                (4,394)
                                                                             -------                -------
    Total shareholders' equity                                                 2,742                  2,886
                                                                             -------                -------

Total liabilities and shareholders' equity                                   $ 8,614                $ 8,939
                                                                             =======                =======

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                             STATEMENT OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                        For the three         For the three
                                                                         months ended          months ended
                                                                        March 31, 2001        March 31, 2000
                                                                        --------------        --------------
Cash Flows From Operating Activities:
Net income (loss)                                                         $  (122)               $    71
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
    Depreciation and amortization                                             157                    146
    Deferred income taxes                                                      --                     45
Change in assets and liabilities:
    Accounts receivable, net                                                  722                   (122)
    Inventories                                                               217                    447
    Other current assets                                                     (124)                   (72)
    Accounts payable and accrued expenses                                     142                   (511)
    Customer deposits and deferred revenue                                     --                     21
                                                                          -------                -------
        Net cash provided by operating activities                             992                     25
                                                                          -------                -------


Cash Flows From Investing Activities:
Acquisition of property and equipment                                         (52)                  (257)
Investment in patents                                                          (5)                    --
                                                                          -------                -------
    Net cash used in investing activities                                     (57)                  (257)
                                                                          -------                -------


Cash Flows From Financing Activities:
Proceeds from borrowing                                                        --                    450
Payments on borrowings                                                       (350)                    --
Proceeds from issuance of common stock                                          5                     55
                                                                          -------                -------
    Net cash provided by (used in) financing activities                      (345)                   505
                                                                          -------                -------

Net increase in cash                                                          590                    273
Cash at beginning of period                                                   936                    525
                                                                          -------                -------
Cash at end of period                                                     $ 1,526                $   798
                                                                          =======                =======


Non-Cash Activities:
Redeemable preferred stock dividends declared but not paid                $    22                $    21
Accretion of preferred stock                                              $     5                $     3


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


NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 and notes thereto.

The interim financial data as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2001 are not necessarily indicative of results for the remainder of 2001.


NOTE 2 - Inventories

Inventories consist of the following (in thousands):



                                     3/31/01     12/31/00
                                   -----------   --------
Raw materials                       $   764      $   708
Work in process                          --            1
Finished goods                          483          638
Less:Allowance for obsolescence         (50)         (50)
                                    -------      -------
                                    $ 1,197      $ 1,297
                                    =======      =======


NOTE 3 - Commercial Bank Borrowings

     The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, the ("Credit Agreement"), Refer to the 2000 Form 10-KSB, Liquidity and Capital Resources.

The Credit Agreement bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which ranged from 8.48% to 9.82% at March 31, 2001.

     On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduces the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000. Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002, and are collateralized by substantially all the assets of the Company.

     As of March 31, 2001, the balances of the revolving credit and term loan are $811,000 and $2,000,000, respectively.

     The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of March 31, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance.

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

The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):


                                                        MARCH 31,
                                                 ---------------------
                                                   2001         2000
                                                 --------     --------
Basic and diluted loss per share computation:

Net income (loss)                                 $  (122)     $    71

Accretion of redeemable preferred stock and
   preferred dividends                                (27)         (24)
                                                  -------      -------

Net income (loss) applicable to common
   shareholders                                   $  (149)     $    47
                                                  =======      =======

Weighted average shares outstanding - basic         3,610        3,552
                                                  =======      =======

Net income (loss) per share - basic               $ (0.04)     $  0.01
                                                  =======      =======

Weighted average shares outstanding - basic         3,610        3,552
Dilutive stock options and warrants                    --          255
                                                  -------      -------
Weighted average shares outstanding - diluted       3,610        3,807
                                                  =======      =======

Net income (loss) per share - diluted             $ (0.04)     $  0.01
                                                  =======      =======


Options and warrants to purchase 129,995 shares were not included in the computation of diluted earnings (loss) per share for the three month period ending March 31, 2001, as the options and warrants would have an antidilutive effect.

Options and warrants to purchase 699,852 shares were included in the computation of earnings per share for the quarter ended March 31, 2000 because the options would result in a dilutive effect on earnings per share. Options and warrants to purchase 943,093 shares of common stock were excluded from dilutive calculations for the quarter ended March 31, 2000, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such, they would be antidilutive.


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

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for fiscal year ended 2000 and there are no inter-segment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about the reported segments (in thousands) as of and for the three months ended March 31, 2001 and 2000:



                               EQUIPMENT    ARTC       TOTAL
THREE MONTHS ENDED 3/31/01
Sales                           $2,158     $  557     $2,715
Gross profit                       950        118      1,068
Property and equipment, net        367        707      1,074

THREE MONTHS ENDED 3/31/00

Sales                           $2,711     $  806     $3,517
Gross profit                       976        272      1,248
Property and equipment, net        576      1,048      1,624

The following table shows sales by geographic area (in thousands) for the three months ended March 31, 2001 and 2000:


                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                MARCH 31, 2001       MARCH 31, 2000
United States                      $1,847               $2,517
International                         868                1,000
                                   ------               ------
Total                              $2,715               $3,517
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


Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000


Revenue

Net revenue decreased $802,000 or 22.8% from $3,517,000 in the three months ended March 31, 2000 to $2,715,000 for the three months ended March 31, 2001.

OVS system revenue decreased $553,000 or 20.4% from $2,711,000 in the three-month period ended March 31, 2000 to $2,158,000 in the three months ended March 31, 2001. Sixteen OVS units were sold in the first three months of 2001 compared to twenty OVS units sold in the first three months of 2000. The decrease in sales volume for the period ended March 31, 2001 primarily occurred due to the prevalent conservative economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. Of the units sold in the quarter ended March

31, 2001, six represented international sales versus six international sales for the quarter ended March 31, 2000.

Test center revenue decreased $249,000 or 30.9% from $806,000 in the three months ended March 31, 2000 to $557,000 in the three months ended March 31, 2001. The Company operated six test centers and had four strategic partnership test center operations in Europe during 2001 versus seven test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2000. The Company primarily attributes the decrease in ARTC lab revenue to a conservative economic atmosphere in the high technology industry. During the third quarter 2000, the Company closed the North Carolina lab in order to optimize overall test center performance by minimizing overhead. The Company believes that these changes will result in improved margins.


Gross Profit

The gross margin for the three months ended March 31, 2001 was 39.3%. This compares to a gross margin of 35.5% for the three months ended March 31, 2000. The increase in the gross margin for the three-month period is mostly due to control mechanisms implemented in 2000 to manage overhead. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expense

Total operating expenses increased $60,000 or 5.7% to $1,115,000 in the three months ended March 31, 2001 from $1,055,000 for the three months ended March 31, 2000.

Selling, general and administrative expenses decreased $36,000 or 3.8% to $904,000 in the three months ended March 31, 2001 from $940,000 for the three months ended March 31, 2000. Expenses in the first quarter 2001 primarily decreased due to cost saving initiatives implemented in the year ended 2000. The cost savings initiatives consisted, primarily, of an overall administrative staff reduction. Sales and Marketing expenses increased 17.7% for the three months ended March 31, 2001 as compared to the three months ended March 30, 2000. The sales and marketing expense are primarily due to the addition of a marketing department and the appointment of Norman Mottram to Vice President of Sales.

Research and development costs increased $96,000 or 83.5% to $211,000 for the three months ended March 31, 2001 from $115,000 for the three months ended March 31, 2000. The increase is primarily attributed to the completion of the prior year development project, the ("Typhoon") chamber. The Typhoon enables the users of combined stress and thermal-only test chambers to cut their consumable costs by up to 50%, Refer to the 2000 Form 10-KSB, Item 1, Description of Business. The Company continually strives to sustain its commitment to research and development.

Liquidity and Capital Resources

     During the quarter ended March 31, 2001, the Company generated $992,000 of cash from operating activities, invested $52,000 for equipment and $5,000 for patents, and repaid $350,000 of borrowings. Employees and investors exercised options and warrants for proceeds of $5,000. Together, these activities resulted in a cash increase of $590,000, for the quarter, for a balance of $1,526,000 at March 31, 2001. During the quarter ended March 31, 2000, the Company generated $25,000 of cash from operating activities, invested $257,000 for equipment, and borrowed $450,000 from banks. Employees and investors exercised options and warrants of common stock for proceeds of $55,000. Together, these activities resulted in a cash increase of $273,000, for a quarter-end balance of $798,000 at March 31, 2000.

     The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, the ("Credit Agreement"), Refer to the 2000 Form 10-KSB, Liquidity and Capital Resources.

     The Credit Agreement bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which ranged from 8.48% to 9.82% at March 31, 2001.

     On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduces the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000. Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002, and are collateralized by substantially all the assets of the Company.

     As of March 31, 2001, the balances of the revolving credit and term loan are $811,000 and $2,000,000, respectively.

     The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of March 31, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance.

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


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,811,000 Credit Agreement (Refer to Note 3 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2001 would be an annual increase or decrease of approximately $28,000 in interest expense and a corresponding decrease or increase of approximately $17,000 in the Company's net income after taxes.

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

Item 5   Other Information
         None

Item 6   Exhibits and Reports on Form 8-K.


         (a) Exhibits - See Index to Exhibits

         (b) Reports on Form 8-K during the quarter ended
             March 31, 2001:
              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation



Date:  May 11, 2001           By: /s/ CHARLES D. JOHNSTON
       ----------------          ----------------------------------
                               Charles D. Johnston
                               President, Chief Executive Officer


Date:  May 11, 2001           By: /s/ ANTHONY A. SCALESE
       ----------------          ---------------------------------
                               Anthony A. Scalese
                               Controller

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  3.1                Amended and Restated Articles of Incorporation of the
                     Company.(1)
  3.2                Amended and Restated Bylaws of the Company.(1)
  3.3                Certificate of Designation for Series A Preferred Stock.(5)
  4.1                Form of Certificate for Shares of Common Stock.(1)
  4.6                Form of Warrant issued to holders of 10% secured promissory notes.(1)
 10.1                QualMark Corporation 1993 Incentive Stock Option Plan.(1)
 10.2                QualMark Corporation 1996 Stock Option Plan.(3)
 10.3                Employment Agreement dated March 1, 1993 by and between the
                     Company and W. Preston Wilson.(1)
 10.4                Employment Agreement dated August 15, 1994 by and between
                     the Company and J. Wayne Farlow.(1)
 10.5                Agreement dated September 30, 1995 by and between the
                     Company and Gregg K. Hobbs.(1)
 10.8                Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)
 10.11               Loan and Security Agreement dated April 30, 1996, by and
                     between QualMark Corporation and Silicon Valley Bank, as
                     amended by Amendment to Loan and Security Agreement dated
                     August 18, 1997.(2)
 10.12               Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National
                     Association.(4)
 10.13               Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National
                     Association.(4)
 10.14               Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association.(5)
 10.15               Settlement Agreement dated August 30, 1999 by and among
                     QualMark Corporation and Screening Systems, Inc.(5)
 10.16               Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common
                     Stock.(5)
 10.17               Third Amendment to Loan Agreement dated March 31, 2000 by
                     and between QualMark and U.S. Bank National Association.(6)
 10.18               Employment Agreement dated July 17, 2000 by and between the
                     Company and Charles D. Johnston.(7)
 10.19               Second Amendment to Promissory Notes and Fifth Amendment to
                     Loan Agreement dated February 1, 2001 by and between
                     QualMark and U.S. Bank National Association.(8)

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

(4) Incorporated by reference from the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.