Form 10QSB
period 2001-06-30
QUALMARK CORP
filed 2001-08-14
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes      [ ]No

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

The number of shares of no par value common stock at August 10, 2001 is 3,645,638.

    Transitional Small Business Disclosure Format (check one): [ ] Yes   [ X] No

                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
      (Unaudited, amounts in thousands, except shares and per share data)

                                                                  For the three     For the three     For the six      For the six
                                                                  months ended      months ended      months ended     months ended
                                                                  June 30, 2001     June 30, 2000     June 30, 2001    June 30, 2000
                                                                    ---------         ---------         ---------        ---------
Net revenue                                                           $ 2,604           $ 2,944           $ 5,319          $ 6,461
Cost of sales                                                           1,541             1,766             3,188            4,036
                                                                    ---------         ---------         ---------        ---------
    Gross profit                                                        1,063             1,178             2,131            2,425

Selling, general and administrative expenses                            1,011             1,116             1,915            2,054
Research and development expenses                                         202               305               413              420
Severance charges                                                          --               272                --              272
                                                                    ---------         ---------         ---------        ---------
    Loss from operations                                                 (150)             (515)             (197)            (321)

Other expense:
    Interest, net                                                         (45)              (73)             (120)            (151)
                                                                    ---------         ---------         ---------        ---------
Loss before income taxes                                                 (195)             (588)             (317)            (472)

Provision for income taxes                                                600                --               600               45
                                                                    ---------         ---------         ---------        ---------

Net loss                                                                ($795)            ($588)            ($917)           ($517)
                                                                    =========         =========         =========        =========


Net loss per share - basic and diluted                                 ($0.23)           ($0.17)           ($0.27)          ($0.16)

Weighted average number of common shares - basic                    3,610,000         3,558,000         3,610,000        3,553,000
Weighted average number of common shares - diluted                  3,610,000         3,558,000         3,610,000        3,553,000






    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
                 (amounts in thousands, except number of shares)
                                   (Unaudited)


                                                                                          June 30,         December 31,
                                                                                            2001              2000
                                                                                          -------           -------
ASSETS
Cash                                                                                      $   496           $   936
Accounts receivable, net of allowance for
    doubtful accounts of $65 and $187 at June 30,
    2001 and December 31, 2000, respectively                                                2,911             3,968
Inventories, net                                                                            1,410             1,297
Deferred income taxes                                                                         594             1,194
Other current assets                                                                          218               122
                                                                                          -------           -------
    Total current assets                                                                    5,629             7,517

Property and equipment, net                                                                   956             1,290
Other assets                                                                                  135               132
                                                                                          -------           -------

Total assets                                                                              $ 6,720           $ 8,939
                                                                                          =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                                                          $ 1,273           $ 1,032
Accrued expenses                                                                              545               745
Customer deposits and deferred revenue                                                         --                82
Current portion of long-term obligations                                                    1,895               700
                                                                                          -------           -------
    Total current liabilities                                                               3,713             2,559

Noncurrent portion of long-term obligations                                                    --             2,461
Deferred tax liability                                                                         17                17
                                                                                          -------           -------
   Total liabilities                                                                        3,730             5,037

Redeemable preferred stock; no par value; 2,000,000 shares authorized;692,951 designated as Series A, 538,327 shares issued and outstanding, liquidation preference of $1,107;
     99,619 designated as Series B, none issued or outstanding                              1,070             1,016

Shareholders' Equity:
Common Stock; no par value;15,000,000 shares authorized; 3,645,638 and 3,643,238 shares issued at June 30, 2001
    and December 31, 2000, respectively                                                     7,354             7,403
Treasury Stock, at cost, 35,546 and 35,546 shares held
    at June 30, 2001 and December 31, 2000, respectively                                     (123)             (123)
Accumulated deficit                                                                        (5,311)           (4,394)
                                                                                          -------           -------
    Total shareholders' equity                                                              1,920             2,886
                                                                                          -------           -------

Total liabilities and shareholders' equity                                                $ 6,720           $ 8,939
                                                                                          =======           =======

               The accompanying notes are an integral part of the
                             financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (unaudited, amounts in thousands)

                                                                       For the six           For the six
                                                                      months ended           months ended
                                                                      June 30, 2001         June 30, 2000
                                                                        -------                -------
Cash Flows From Operating Activities:
Net loss                                                                ($  917)               ($  517)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                           292                    280
    Deferred income tax provision                                           600                     45
    Inventory write off                                                      --                    111
    Severance charges                                                        --                    190

Change in assets and liabilities:
    Accounts receivable, net                                              1,057                  1,029
    Inventories                                                               5                    (45)
    Other assets                                                           (107)                  (105)
    Accounts payable and accrued expenses                                    41                   (673)
    Customer deposits and deferred revenue                                  (82)                    24
                                                                        -------                -------
        Net cash provided by operating activities                           889                    339
                                                                        -------                -------

Cash Flows From Investing Activities:
Acquisition of property and equipment                                       (63)                  (271)
Investment in patents                                                        (5)                   (23)
                                                                        -------                -------
    Net cash used in investing activities                                   (68)                  (294)
                                                                        -------                -------


Cash Flows From Financing Activities:
Proceeds from borrowings                                                     --                    950
Payments on borrowings                                                   (1,266)                  (425)
Proceeds from issuance of common stock                                        5                     69
                                                                        -------                -------
    Net cash provided by (used in) financing activities                  (1,261)                   594
                                                                        -------                -------

Net increase (decrease) in cash                                            (440)                   639
Cash at beginning of period                                                 936                    525
                                                                        -------                -------
Cash at end of period                                                   $   496                $ 1,164
                                                                        =======                =======


Non-Cash Activities:
Redeemable preferred stock dividends declared                           $    45                $    42
Accretion of preferred stock                                            $     9                $     8



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


NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2001 are not necessarily indicative of results for the remainder of 2001. Amounts at December 31, 2000 are derived from the Company's audited financial statements.


NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                    June 30,          December 31,
                                                      2001               2000
                                                    -------             -------
         Raw materials                              $ 1,032             $   708
         Work in process                                 22                   1
         Finished goods                                 406                 638
         Less:Allowance for obsolescence                (50)                (50)
                                                    -------             -------
                                                    $ 1,410             $ 1,297
                                                    =======             =======


NOTE 3 - Commercial Bank Borrowings

      The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, the ("Credit Agreement"), Refer to the 2000 Form 10KSB, Liquidity and Capital Resources.

The Credit Agreement bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), which was 7.75% at June 30, 2001.


      On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduces the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000.

      On June 29, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement increases the monthly principal payments from $35,000 to $45,000 and will bear interest at the Prime Rate plus 1.0%, both commencing on July 1, 2001. Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002, and are collateralized by substantially all the assets of the Company.

      As of June 30, 2001, the balances of the revolving credit and term loan are zero and $1,895,000, respectively.

      The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. As of June 30, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance. The financial covenants that the Company must meet are based on quarterly operating results. If the covenants are not met as of September 30, 2001, the Company will require waivers from its lender in order to draw amounts available under the line of credit. There can be no assurance that such waivers will be obtained from the Company's lender in the event the financial covenants are not met.

      The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company does not anticipate any additional term borrowing, or draws against the revolving credit line in 2001. Management has implemented a short and long term plan to repay the existing Credit Agreement. As defined by the renegotiated Credit Agreement on June 29, 2001, the Company will make monthly principal payments, beginning July 1, 2001, of $45,000 on the term loan. The Company had also determined that, during 2001, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. Through June 30, 2001, the Company exceeded expectations on the quarterly revolving line of credit repayment schedule by eliminating the outstanding balance. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2001, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful.

NOTE 4 - Revenue Recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, sales price is fixed or determinable and collectibility is probable. Generally, the criteria is met upon shipment of products and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is complete and ready for shipment and there is a fixed schedule for delivery of the equipment. Provisions for discounts and allowance are recorded in the period of sale. Revenue from services are recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract.

NOTE 5 - Earnings (Loss) Per Share

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

The calculation of basic and diluted earnings per share is as follows (in thousands):

Basic and diluted loss per share computation:

                                       THREE MONTHS ENDED                 SIX MONTHS ENDED

                                 JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                 ----------------------------------------------------------------
Net loss                            $  (795)         $  (588)         $  (917)         $  (517)
Accretion of redeemable
  preferred stock and
  preferred stock dividends             (27)             (25)             (54)             (50)
                                 ----------------------------------------------------------------
Net loss applicable
  to Common shareholders               (822)            (613)            (971)            (567)
                                 ----------------------------------------------------------------
Weighted average shares
  outstanding - basic                 3,610            3,558            3,610            3,553
                                 ----------------------------------------------------------------
Net  loss
  per share - basic                 $ (0.23)         $ (0.17)         $ (0.27)         $ (0.16)
                                 ----------------------------------------------------------------
Weighted average shares
  outstanding - basic                 3,610            3,558            3,610            3,558
Dilutive stock options
  and warrants                           --               --               --               --
                                 ----------------------------------------------------------------
Weighted average shares
  outstanding - diluted               3,610            3,558            3,610            3,553
                                 ----------------------------------------------------------------
Net loss
  per share - diluted               $ (0.23)         $ (0.17)         $ (0.27)         $ (0.16)
                                 ----------------------------------------------------------------


Options and warrants to purchase 1,378,535 and 1,530,944 common shares were not included in the computation of earnings per share for the three and six month period ending June 30, 2001 and 2000, respectively, because the options would result in an antidilutive effect on earnings per share.

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

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for fiscal year ended 2000 and there are no significant inter-segment transactions. The Company evaluates the performances of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.


The table below summarizes information about the reported segments (in thousands) as of and for the three months ended June 30, 2001 and 2000:


                                   EQUIPMENT       ARTC          TOTAL
THREE MONTHS ENDED 6/30/01

Sales                               $1,977         $627         $2,604
Gross profit                           892          171          1,063
Property and equipment, net            312          644            956




THREE MONTHS ENDED 6/30/00

Sales                               $2,082         $862         $2,944
Gross profit                           844          334          1,178
Property and equipment, net            533          974          1,507




The table below summarizes information about the reported segments (in thousands) as of and for the six months ended June 30, 2001 and 2000:

                                   EQUIPMENT        ARTC          TOTAL
SIX MONTHS ENDED 6/30/01

Sales                               $4,135         $1,184         $5,319
Gross profit                         1,842            289          2,131
Property and equipment, net            312            644            956


                                   EQUIPMENT        ARTC          TOTAL
SIX MONTHS ENDED 6/30/00

Sales                               $4,793         $1,668         $6,461
Gross profit                         1,820            605          2,425
Property and equipment, net            533            974          1,507


The following table shows sales by geographic area (in thousands) for the three months ended June 30, 2001 and 2000:

                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                   JUNE 30, 2001           JUNE 30, 2000
     United States                    $2,040                  $2,130
     International                       564                     814
                                 ------------------------------------------
     Total                            $2,604                  $2,944
                                 ------------------------------------------


The following table shows sales by geographic area (in thousands) for the six months ended June 30, 2001 and 2000:


                                  SIX MONTHS ENDED       SIX MONTHS ENDED
                                   JUNE 30, 2001           JUNE 30, 2000
     United States                    $3,887                  $4,647
     International                     1,432                   1,814
                                  ---------------------------------------
     Total                            $5,319                  $6,461
                                  ---------------------------------------


NOTE 7 - Income Taxes


The Company experienced an unexpected downturn it its business during the first six months of 2001, which resulted in operating losses. The Company attributes the downturn primarily to the current uncertain, general economic environment and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on the weight of available evidence as prescribed in the Statement of Financial Accounting Standards 109 ("SFAS 109"), that it was more likely than not that a portion of the existing deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. Accordingly, during the three month period ended June 30, 2001, the Company's valuation allowance was increased by $600,000 which resulted in an increase to the provision for income taxes of the same amount. Management will continue to evaluate the amount of the valuation allowance based on near-term operating results and long-term projections. Given the current unsettled and volatile economic environment, it is reasonably possible that a future evaluation of the realizability of the Company's net deferred tax assets could result in a determination that additional valuation allowance is required, and such valuation allowance could be material.


Note 8 - New Accounting Pronouncements


In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. As of June 30, 2001, SFAS No. 141 will not have an effect on the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. As of June 30, 2001, SFAS No. 142 will not have an effect on the Company.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The statements contained in this report, which are not historical in nature, are forward-looking statements subject to risks and uncertainties that are difficult or impossible to predict with accuracy. Actual results could differ materially from those set forth or implied by forward-looking statements. Such risks and uncertainties include, but are not limited to, variability in order flow and operating results, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.

Results of Operations

The Company's annual and quarterly operating results could be subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units. The delay of the completion and/or delivery of a single unit can, and has, had a substantial impact on the Company's quarter to quarter operating results. Finally, the Company's customers operate in an uncertain general economic environment. The Company expects to continue to experience such fluctuations in its results of operations in the future.





Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000


Revenue

Net revenue decreased $340,000 or 11.5% from $2,944,000 in the three months ended June 30, 2000 to $2,604,000 for the three months ended June 30, 2001.

Equipment revenue decreased $105,000 or 5.0% from $2,082,000 in the three-month period ended June 30, 2000 to $1,977,000 in the three months ended June 30, 2001. Thirteen OVS units were sold in the second quarter of 2001 compared to thirteen OVS units sold in the second quarter of 2000. The decrease in sales for the period ended June 30, 2001 primarily occurred due to the product mix and the market discounts given to compete in the prevalent volatile and uncertain economic atmosphere in the high technology industry. Of the units sold in the quarter ended June 30, 2001, four represented international sales versus five international sales for the quarter ended June 30, 2000.

Test center revenue decreased $235,000 or 27.3% from $862,000 in the three months ended June 30, 2000 to $627,000 in the three months ended June 30, 2001. The Company operated six test centers and had two strategic partnership test center operations in Europe during 2001 versus seven test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2000. The Company primarily attributes the decrease in ARTC lab revenue to a volatile and uncertain economic atmosphere in the high technology industry. During the third quarter 2000, the Company closed the North Carolina test center in order to optimize overall test center performance by minimizing overhead. The Company believes that these changes will result in improved margins as the economic climate improves.

Gross Profit

The gross margin for the three months ended June 30, 2001 was 40.8%. This compares to a gross margin of 40.0% for the three months ended June 30, 2000. Gross margins remain consistent due to cost control mechanisms implemented in 2000, and carried out in 2001 to manage overhead. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses decreased $480,000 or 28.4% to $1,213,000 for the three months ended June 30, 2001 from $1,693,000 for the three months ended June 30, 2000.

Selling, general and administrative expenses decreased $105,000 or 9.4% to $1,011,000 in the three months ended June 30, 2001 from $1,116,000 for the three months ended June 30, 2000. Expenses in the second quarter 2001 primarily decreased due to cost saving initiatives implemented in the year ended 2000. The cost savings initiatives consisted of an overall administrative staff reduction. Included in the selling, general, and administrative expenses are sales and marketing expenses, which decreased 16.6% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The reduction of sales and marketing expenses are primarily due to the Company's current reorganization of international sales staff and the reduction in the associated travel expenses.

Research and development costs decreased $103,000 or 33.8% to $202,000 for the three months ended June 30, 2001 from $305,000 for the three months ended June 30, 2000. The decrease is primarily attributed to the completion of the prior year development project, the Typhoon chamber. The Typhoon enables the users of combined stress and thermal-only test chambers to cut their consumable costs by up to 50%, Refer to the 2000 Form 10KSB, Item 1, Description of Business. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future years.

In the three months ended June 30, 2000 the Company incurred costs of $272,000 due to an organizational restructure. The organizational restructure focused on personnel reductions throughout several departments within the Company, which included costs associated with the termination of the former president. The Company does not expect to incur any additional costs related to the organizational restructure. All such costs were paid in May 2001 and there are no remaining unpaid costs at June 30, 2001.

Income Taxes

The Company experienced an unexpected downturn it its business during the first six months of 2001, which resulted in operating losses. The Company attributes the downturn to the prevalent uncertain general economic atmosphere in the high technology industry and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on the weight of available evidence as prescribed in the SFAS 109, that it was more likely than not that a portion of the existing deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. Accordingly, during the three month period ended June 30, 2001, the Company's valuation allowance was increased by $600,000 which resulted in an increase to the provision for income taxes of the same amount. Management will continue to evaluate the amount of the valuation allowance based on near-term operating results and long-term projections. Given the current unsettled and volatile economic environment, it is reasonable possible that a future evaluation of the realizability of the Company's net deferred tax assets could result in a determination that additional valuation allowance is required, and such valuation allowance could be material.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

Revenue

Revenue decreased $1,142,000 or 17.7% from $6,461,000 in the six months ended June 30, 2000 to $5,319,000 in the six months ended June 30, 2001.

Equipment revenue decreased $658,000 or 13.7% to $4,135,000 in the six months ended June 30, 2001 from $4,793,000 in the six months ended June 30, 2000. Thirty-three OVS units were sold in the first six months of 2000 compared to twenty-nine OVS units sold in the first six months of 2001. The decrease in sales for the period ended June 30, 2001 primarily occurred due to the market discounts given to compete in the volatile and uncertain economic atmosphere and a decrease in demand for capital equipment purchases. International OVS system sales was slightly down with eleven units sold in the six month period ended June 30, 2000 versus ten units sold in the six month period ended June 30, 2001.

Test center revenue decreased $484,000 or 29.0% from $1,668,000 in the six months ended June 30,2000 to $1,184,000 in the six months ended June 30, 2001. The Company operated six test centers and had two strategic partnership test center operations in Europe during 2001 versus seven test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2000. The Company primarily attributes the decrease in ARTC lab revenue to a volatile and uncertain economic atmosphere in the high technology industry. During the third quarter 2000, the Company closed the North Carolina test center in order to optimize overall test center performance by minimizing overhead. The Company believes that these changes will result in improved margins as the economic climate improves.

Gross Profit

The gross margin for the six months ended June 30, 2001 was 40.1%. This compares to a gross margin of 37.5% for the six months ended June 30, 2000. Gross margin increased in 2001 due to cost control mechanisms implemented in 2000 to manage overhead. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses decreased $418,000 or 15.2% to $2,328,000 in the six months ended June 30, 2001 from $2,746,000 in the six months ended June 30, 2000.

Selling, general and administrative expenses decreased $139,000 or 6.8% from $2,054,000 for the quarter ended June 30, 2000 to $1,915,000 for the quarter ended June 30, 2001. Expenses in 2001 primarily decreased due to cost saving initiatives implemented in the year ended 2000. The cost savings initiatives consisted of an overall administrative staff reduction.

Research and development costs remain consistent from $420,000 for the six months ended June 30, 2000 to $413,000 for the six months ended June 30, 2001. During 2000, the Company completed the development project, Typhoon. The Company also incurred additional costs for the relocation of its Director of Engineering. The Company will continue its commitment to investing in research and development, with a focus on current product line improvements. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future years.

In the three months ended June 30, 2000 the Company incurred costs of $272,000 due to an organizational restructure. The organizational restructure focused on personnel reductions throughout several departments within the Company, which included costs associated with the termination of the former president. The Company does not expect to incur any additional costs related to the organizational restructure. All such costs were paid in May 2001 and there are no remaining unpaid costs at June 30, 2001.

Income Taxes

The Company experienced an unexpected downturn it its business during the first six months of 2001, which resulted in operating losses. The Company attributes the downturn to the prevalent uncertain general economic atmosphere in the high technology industry and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on the weight of available evidence as prescribed in the SFAS 109, that it was more likely than not that a portion of the existing deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. Accordingly, during the three month period ended June 30, 2001, the Company's valuation allowance was increased by $600,000 which resulted in an increase to the provision for income taxes of the same amount. Management will continue to evaluate the amount of the valuation allowance based on near-term operating results and long-term projections. Given the current unsettled and volatile economic environment, it is reasonably possible that a future evaluation of the realizability of the Company's net deferred tax assets could result in a determination that additional valuation allowance is required, and such valuation allowance could be material.


Liquidity and Capital Resources

      During the six months ended June 30, 2001, the Company generated $889,000 of cash from operating activities, invested $63,000 for equipment and $5,000 for patents, and repaid $1,266,000 of borrowings. Employees and investors exercised options and warrants for proceeds of $5,000. Together, these activities resulted in a cash decrease of $440,000, for an ending balance of $496,000 at June 30, 2001. During the six months ended June 30, 2000, the Company generated $339,000 of cash from operating activities, invested $271,000 for equipment and $23,000 for patents, and from banks borrowed $950,000 and repaid $425,000. Employees and investors exercised options and warrants of common stock for proceeds of $69,000. Together, these activities resulted in a cash increase of $639,000 for an ending balance of $1,164,000 at June 30, 2000.


      The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, the ("Credit Agreement"), Refer to the 2000 Form 10KSB, Liquidity and Capital Resources.

The Credit Agreement bears interest at the reserve adjusted LIBOR rate plus the applicable margin (as defined), was 7.75% at June 30, 2001.

      On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduces the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000.

      On June 29, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement increases the monthly principal payments from $35,000 to $45,000 and will bear interest at the Prime Rate plus 1.0%, both commencing on July 1, 2001. Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002, and are collateralized by substantially all the assets of the Company.

      As of June 30, 2001, the balances of the revolving credit and term loan are zero and $1,895,000, respectively.

      The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. As of June 30, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance. The financial covenants that the Company must meet are based on quarterly operating results. If the covenants are not met as of September 30, 2001, the Company will require waivers from its lender in order to draw amounts available under the line of credit. There can be no assurance that such waivers will be obtained from the Company's lender in the event the financial covenants are not met.

      The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash balances. The Company does not anticipate any additional term borrowing, or draws against the revolving credit line in 2001. Management has implemented a short and long term plan to repay the existing Credit Agreement. As defined by the renegotiated Credit Agreement on June 29, 2001, the Company will make monthly principal payments, beginning July 1, 2001, of $45,000 on the term loan. The Company had also determined that, during 2001, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. Through June 30, 2001, the Company exceeded expectations on the quarterly revolving line of credit repayment schedule by eliminating the outstanding balance. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank. At the end of 2001, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such negotiations will be successful.

      Based on forecasted cash flows, debt repayment requirements and its relationship with the commercial bank, the Company believes it will be able to repay or renegotiate its outstanding debt, despite the current forecasts that provide uncertainty over the Company's ability to generate profits to realize its deferred tax assets. However, the inability to renegotiate its debt or obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. As of June 30, 2001, SFAS No. 141 will not have an effect on the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. As of June 30, 2001, SFAS No. 142 will not have an effect on the Company.

Government Regulation

Periodically, the Company receives inquiries from regulatory agencies regarding its compliance with laws and regulations. To its knowledge, the Company believes it complies with all international, federal, state and local regulations, including environmental regulations. However, there is no assurance that the Company will continue to remain in compliance with all such regulations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,895,000 Credit Agreement (Refer to Note 3 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2001 would be an annual increase or decrease of approximately $19,000 in interest expense for a twelve month period.

      Revenue generated from foreign sales are payable in United States funds, thus no foreign exchange rate risk exists.

                            PART II OTHER INFORMATION

Item 1     Legal Proceedings
           Not Applicable

Item 2     Changes in Securities

On April 30, 2001, the Company amended its Certificate of Designation of Series A Convertible Preferred Stock, designating the number of Series A Preferred Stock from 502,326 shares to 692,951 shares.

Item 3     Defaults upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Security Holders
           None

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 31, 2001:

           (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

           Nominee                        For                     Withheld
           -------                        ---                     --------
           Charles D. Johnston            3,139,410
           James LD Roser                 3,139,410
           Richard Jennewine              3,139,410
           H. Robert Gill                 3,139,410
           William Sanko                  3,139,410


           (b) Arthur Andersen LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 2001, by a vote of 3,138,290 in favor and 1,120 against.


Item 5     Other Information
           None

Item 6     Exhibits and Reports on Form 8-K.


           (a) Exhibits - See Index to Exhibits

           (b) Reports on Form 8-K during the quarter ended
               June 30, 2001:

           On May 1, 2001, QualMark Corporation dismissed PricewaterhouseCoopers LLP as its independent accountants. The Registrant's Audit Committee and Board of Directors approved the decision to change independent accountants. The Registrant engaged Arthur Andersen LLP as its new independent accountants as of May 1, 2001.

           On May 31, 2001, the Registrants Board of Directors appointed Anthony
           A. Scalese as Vice President of Finance and Administration.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation



Date:  August 14, 2001          By:/s/ CHARLES D. JOHNSTON
       ---------------         ---------------------------------------------
                                Charles D. Johnston
                                President, Chief Executive Officer


Date:  August 14, 2001          By:/s/ ANTHONY A. SCALESE
       ---------------         ---------------------------------------------
                                Anthony A. Scalese
                                VP of Finance & Administration

                                INDEX TO EXHIBITS

Exhibit       Description
Number        -----------
------
3.1           Amended and Restated Articles of Incorporation of the Company. (1)
3.2           Amended and Restated Bylaws of the Company. (1)
3.3           Certificate of Designation for Series A Preferred Stock. (5)
3.4           Amended Certificate of Designation for Series A Preferred Stock.
3.5           Statement of Change of Registered Agent.
4.1           Form of Certificate for Shares of Common Stock. (1)
4.6           Form of Warrant issued to holders of 10% secured promissory notes. (1)
10.1          QualMark Corporation 1993 Incentive Stock Option Plan. (1)
10.2          QualMark Corporation 1996 Stock Option Plan. (3)
10.3          Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson. (1)
10.4          Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow. (1)
10.5          Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs. (1)
10.8          Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs. (1)

Exhibit       Description
Number        -----------
------
10.11         Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997. (2)
10.12         Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank
              National Association. (4)
10.13         Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National
              Association. (4)
10.14         Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National
              Association. (5)
10.15         Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening Systems, Inc. (5)
10.16         Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of
              Common Stock. (5)
10.17         Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank National
              Association. (6)
10.18         Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston. (7)
10.19         Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between QualMark and U.S. Bank National Association. (8)
10.20         Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between
              QualMark and U.S. Bank National Association.

----------

(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(3) Incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.
(4) Incorporated by reference from the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-KSB for the year ended December 31, 2000.