Form 10QSB
period 2001-09-30
QUALMARK CORP
filed 2001-11-09
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                              -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                          to
                               ------------------------    ---------------------

Commission file number     0-28484
                      ----------------------------------------------------------

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Colorado                                      84-1232688
---------------------------------               --------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  1329 West 121st Avenue, Denver, CO                       80234
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Issuer's telephone number)                 (303) 254-8800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock at November 5, 2001 is 3,645,638.
--------------------------------------------------------------------------------
      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
                 (amounts in thousands, except number of shares)
                                   (Unaudited)



                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                     -------------       ------------
                    Assets
Cash                                                                                  $        167       $        936
Accounts receivable, net of allowance for
    doubtful accounts of $76 and $187 at September 30,
    2001 and December 31, 2000, respectively                                                 1,940              3,968
Inventories, net                                                                             1,553              1,297
Deferred income taxes                                                                          314              1,194
Other current assets                                                                           118                122
                                                                                      ------------       ------------
    Total current assets                                                                     4,092              7,517

Property and equipment, net                                                                    954              1,290
Other assets                                                                                   147                132
                                                                                      ------------       ------------
Total assets                                                                          $      5,193       $      8,939
                                                                                      ============       ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                                                      $        917       $      1,032
Accrued expenses                                                                               365                745
Customer deposits and deferred revenue                                                          --                 82
Current portion of long-term obligations                                                     1,970                700
                                                                                      ------------       ------------
    Total current liabilities                                                                3,252              2,559

Commitments and contingencies:
Noncurrent portion of long-term obligations                                                     --              2,461
Deferred tax liability                                                                          17                 17
                                                                                      ------------       ------------
   Total liabilities                                                                         3,269              5,037

Redeemable preferred stock: no par value; 2,000,000 shares authorized; 692,951 designated as Series A, 549,166 shares issued and outstanding, liquidation preference of $1,107; 99,619 designated as Series B, none issued or
     outstanding                                                                             1,097              1,016

Shareholders' Equity:
Common Stock; no par value;15,000,000 shares authorized; 3,645,638 and 3,643,238
    shares issued at September 30, 2001 and December 31, 2000, respectively                  7,326              7,403
Treasury Stock, at cost, 35,546 and 35,546 shares held
    at September 30, 2001 and December 31, 2000, respectively                                 (123)              (123)
Accumulated deficit                                                                         (6,376)            (4,394)
                                                                                      ------------       ------------
    Total shareholders' equity                                                                 827              2,886
                                                                                      ------------       ------------

Total liabilities and shareholders' equity                                            $      5,193       $      8,939
                                                                                      ============       ============



      The accompanying notes are an integral part of these balance sheets.

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (Unaudited, amounts in thousands, except per share data)


                                                     For the three       For the three         For the nine        For the nine
                                                      months ended        months ended          months ended        months ended
                                                   September 30, 2001  September 30, 2000   September 30, 2001   September 30, 2000
                                                   ------------------  ------------------   ------------------   ------------------

Net revenue                                          $         1,527      $         3,073     $         6,845     $         9,534
Cost of sales                                                  1,125                1,831               4,312               5,867
                                                     ---------------      ---------------     ---------------     ---------------
    Gross profit                                                 402                1,242               2,533               3,667

Selling, general and administrative expenses                     953                  909               2,868               2,962
Research and development expenses                                195                  217                 608                 638
Severance charges                                                 --                   --                  --                 272
                                                     ---------------      ---------------     ---------------     ---------------
    Income (loss) from operations                               (746)                 116                (943)               (205)

Other expense:
    Interest, net                                                (39)                 (73)               (159)               (224)
                                                     ---------------      ---------------     ---------------     ---------------
Loss before income taxes                                        (785)                  43              (1,102)               (429)

Provision for income taxes                                       280                   --                 880                  45
                                                     ---------------      ---------------     ---------------     ---------------

Net income (loss)                                    $        (1,065)     $            43     $        (1,982)    $          (474)
                                                     ===============      ===============     ===============     ===============


Net loss per share - basic                           $         (0.30)     $          0.01     $         (0.57)    $         (0.15)
Net loss per share - diluted                         $         (0.30)     $          0.01     $         (0.57)    $         (0.15)

Weighted average number of common shares - basic           3,610,000            3,569,000           3,610,000           3,558,000
Weighted average number of common shares - diluted         3,610,000            3,644,000           3,610,000           3,558,000



The accompanying notes are an integral part of these financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (unaudited, amounts in thousands)



                                                                  For the nine         For the nine
                                                                  months ended         months ended
                                                              September 30, 2001   September 30, 2000
                                                              ------------------   ------------------
Cash Flows From Operating Activities:
Net loss                                                       $        (1,982)     $          (474)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                          427                  453
    Deferred income tax provision                                          880                   45
    (Gain) loss on sale/disposal of property and equipment                   1                   (1)
    Bad debt reserve                                                      (111)                 (48)
    Inventory write off                                                     93                  111

Change in operating assets and liabilities:
    Accounts receivable                                                  2,139                  599
    Inventories                                                           (231)                 365
    Other assets                                                           (28)                 (78)
    Accounts payable and accrued expenses                                 (495)                (654)
    Customer deposits and deferred revenue                                 (82)                  24
                                                               ---------------      ---------------
        Net cash provided by operating activities                          611                  342
                                                               ---------------      ---------------


Cash Flows From Investing Activities:
Acquisition of property and equipment                                     (189)                (346)
Sale of property and equipment                                              --                   15
Investment in patents                                                       (5)                 (34)
                                                               ---------------      ---------------
    Net cash used in investing activities                                 (194)                (365)
                                                               ---------------      ---------------


Cash Flows From Financing Activities:
Proceeds from borrowings                                                   300                  950
Payments on borrowings                                                  (1,491)                (500)
Proceeds from issuance of common stock                                       5                  236
                                                               ---------------      ---------------
    Net cash provided by (used in) financing activities                 (1,186)                 686
                                                               ---------------      ---------------

Net increase (decrease) in cash                                           (769)                 663
Cash at beginning of period                                                936                  525
                                                               ---------------      ---------------
Cash at end of period                                          $           167      $         1,188
                                                               ===============      ===============


Non-Cash Activities:
Redeemable preferred stock dividends declared                  $            68      $            63
Accretion of preferred stock                                   $            13      $            13




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

The interim financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the remainder of 2001. Amounts at December 31, 2000 are derived from the Company's audited financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):



                                    September 30,       December 31,
                                        2001                2000
                                    -------------      -------------
Raw materials                       $         879      $         708
Work in process                                27                  1
Finished goods                                697                638
Less:Allowance for obsolescence               (50)               (50)
                                    -------------      -------------
                                    $       1,553      $       1,297
                                    =============      =============

The Company monitors inventory for turnover and technical obsolescence. During the nine months ended September 30, 2001, $93,000 is included in cost of sales as a write down of obsolete raw materials.

NOTE 3 - Commercial Bank Borrowings

      The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, the ("Credit Agreement"), Refer to the 2000 Form 10KSB, Liquidity and Capital Resources.

      On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduced the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000.

      On June 29, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement increases the monthly principal payments from $35,000 to $45,000 and will bear interest at the Prime Rate plus 1.0%, both commencing on July 1, 2001. The average interest rate for the three-month period ending September 30, 2001 for the term loan and revolving credit line was 7.42%. The average interest rate for the nine-month period ending September 30, 2001 for the term loan and revolving credit line was 7.78% and 7.64%, respectively. Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002, and are collateralized by substantially all the assets of the Company.

      As of September 30, 2001, the balances of the revolving credit and term loan are $200,000 and $1,770,000, respectively.

      The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. As of September 30, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance. As a condition of the waiver, the total principal amount of the revolving credit line shall be reduced to $750,000 effective October 1, 2001 and shall be further reduced to $500,000 effective December 28, 2001.

The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash and working capital balances. Due to the downturn in the economic environment, the Company anticipates additional draws against the revolving credit line in 2001. Management has implemented a short and long term plan to repay the existing Credit Agreement. As required by the renegotiated Credit Agreement on June 29, 2001, the Company will make monthly principal payments, beginning July 1, 2001, of $45,000 on the term loan. The Company had also determined that, during 2001, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2001, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful. If the agreement is extended, the Company believes it has adequate cash resources to meet its funding needs through at least September 30, 2002.

NOTE 4 - Revenue Recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, sales price is fixed or determinable and collectibility is probable. Generally, the criteria are met upon shipment of products and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is complete and ready for shipment and there is a fixed schedule for delivery of the equipment. Provisions for discounts and allowance are recorded in the period of sale. Revenue from services are recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract.


NOTE 5 - Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The calculation of basic and diluted earnings (loss) per share is as follows (in thousands):

Basic and diluted loss per share computation:



                                      THREE MONTHS ENDED                 NINE MONTHS ENDED

                               SEPT. 30, 2001    SEPT 30, 2000     SEPT 30, 2001     SEPT 30, 2000
                               --------------    -------------     -------------     -------------
Net income (loss)               $     (1,065)     $         43      $     (1,982)     $       (474)
Accretion of redeemable
  Preferred stock and
  Preferred stock dividends              (27)              (26)              (81)              (76)
                                ------------      ------------      ------------      ------------
Net income (loss) applicable
  To common shareholders              (1,092)               17            (2,063)             (550)
                                ============      ============      ============      ============
Weighted average shares
  Outstanding - basic                  3,610             3,569             3,610             3,558
                                ============      ============      ============      ============
Net income (loss)
  Per share - basic             $      (0.30)     $       0.01      $      (0.57)     $      (0.15)
                                ============      ============      ============      ============

Weighted average shares
  Outstanding - basic                  3,610             3,569             3,610             3,558
Dilutive stock options
  and warrants                            --                75                --                --
                                ------------      ------------      ------------      ------------
Weighted average shares                3,610             3,644             3,610             3,558
  Outstanding - diluted
                                ============      ============      ============      ============
Net income (loss)
  per share - diluted           $      (0.30)     $       0.01      $      (0.57)     $      (0.15)
                                ============      ============      ============      ============


Options and warrants to purchase 1,456,785 shares were not included in the computation of diluted earnings per share for the three and nine month period ending September 30, 2001 because their inclusion would result in an antidilutive effect on earnings per share. Options and warrants to purchase 435,055 shares were included in the computation of diluted earnings per share, using the treasury stock method, for the three-month period assuming dilution at September 30, 2000 because the assumed exercise of the options would result in a dilutive effect on earnings per share. Options and warrants to purchase 1,496,218 shares of common stock were excluded from dilutive calculations for the nine months ended September 30, 2000, because the options would result in an antidilutive effect on earnings (loss) per share.

NOTE 6 - Segment Information

The Company operates two business segments, equipment and Accelerated Reliability Test Centers ("ARTC"). The equipment segment ("Equipment") is engaged in the manufacture and sale of vibration and thermal chambers for reliability testing for various electronic devices and components. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for periodic rental.

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for fiscal year ended 2000 and there are no significant ongoing inter-segment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on revenue or gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands) as of and for the three months ended September 30, 2001 and 2000:


                                  EQUIPMENT          ARTC              TOTAL
                                ------------     ------------     ------------
THREE MONTHS ENDED 9/30/01

Net revenue                     $        925     $        602     $      1,527
Gross profit                             282              120              402
Property and equipment, net              206              748              954




THREE MONTHS ENDED 9/30/00

Net revenue                     $      2,236     $        837     $      3,073
Gross profit                             965              277            1,242
Property and equipment, net              404              998            1,402


The table below summarizes information about the reported segments (in thousands) as of and for the nine months ended September 30, 2001 and 2000:


                                         EQUIPMENT         ARTC            TOTAL
                                        -----------     -----------     -----------
NINE MONTHS ENDED 9/30/01

Net revenue                             $     5,059     $     1,786     $     6,845
Gross profit                                  2,125             408           2,533
Property and equipment, net                     206             748             954




                                         EQUIPMENT         ARTC            TOTAL
                                        -----------     -----------     -----------
NINE MONTHS ENDED 9/30/00

Net revenue                             $     7,029     $     2,505     $     9,534
Gross profit                                  2,786             881           3,667
Property and equipment, net                     404             998           1,402


The following table shows sales by geographic area (in thousands) for the three months ended September 30, 2001 and 2000:



                           THREE MONTHS ENDED    THREE MONTHS ENDED
                           SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                           ------------------    ------------------

United States               $         1,366        $         2,293
International                           161                    780
                            ---------------        ---------------

Total                       $         1,527        $         3,073
                            ===============        ===============



The following table shows sales by geographic area (in thousands) for the nine months ended September 30, 2001 and 2000:



                                        NINE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                       ------------------   ------------------

United States                              $     5,252        $     6,940
International                                    1,593              2,594
                                           -----------        -----------

Total                                      $     6,845        $     9,534
                                           ===========        ===========

NOTE 7 - Income Taxes


The Company experienced a downturn it its business during the first nine months of 2001, which resulted in operating losses. The Company attributes the downturn primarily to the current uncertain general economic environment, and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on its assessment of appropriately weighted available evidence as prescribed in the Statement of Financial Accounting Standards 109 ("SFAS 109"), that it was more likely than not that a portion of the existing deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. Accordingly, during the three month period ended September 30, 2001, the Company's valuation allowance was increased by $280,000 which resulted in an increase to the provision for income taxes of the same amount. For the nine month period ending September 30, 2001 the Company's valuation allowance and related provision for income taxes increased by $880,000. Management believes that the remaining deferred tax asset, on a more likely than not basis, is realizable, and will continue to evaluate the amount of the valuation allowance based on near-term operating results and long-term projections. Given the current unsettled and volatile economic environment, it is reasonably possible that a future evaluation of the realizability of the Company's net deferred tax assets could result in a determination that additional valuation allowance is required, and such valuation allowance could be material.

Note 8 - New Accounting Pronouncements


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. As of September 30, 2001, SFAS No. 142 will not have an effect on the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's financial position.

In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The statements contained in this report, which are not historical in nature, are forward-looking statements subject to risks and uncertainties that are difficult or impossible to predict with accuracy. Actual results could differ materially from those set forth or implied by forward-looking statements. Such risks and uncertainties include, but are not limited to, variability in order flow and operating results, availability of capital to support operations, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company's systems will not continue to grow.

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


Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Revenue

Net revenue decreased $1,546,000 or 50.3% from $3,073,000 in the three months ended September 30, 2000 to $1,527,000 for the three months ended September 30, 2001.

Equipment revenue decreased $1,311,000 or 58.6% from $2,236,000 in the three-month period ended September 30, 2000 to $925,000 in the three months ended September 30, 2001. Four OVS units were sold in the third quarter of 2001 compared to sixteen OVS units sold in the third quarter of 2000. The decrease in sales for the period ended September 30, 2001 primarily occurred due to the volatile and uncertain economic atmosphere in the high technology industry. The Company also experienced changes in product mix, in which a larger number of higher dollar components were sold yielding lower margins. Of the units sold in the quarter ended September 30, 2001, one represented an international sale versus six international sales for the quarter ended September 30, 2000.

Test center revenue decreased $235,000 or 28.1% from $837,000 in the three months ended September 30, 2000 to $602,000 in the three months ended September 30, 2001. The Company operated six test centers and had three strategic partnership test center operations in Europe during 2001 versus seven test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2000. The Company primarily attributes the decrease in ARTC lab revenue to a volatile and uncertain economic atmosphere in the high technology industry. During the third quarter 2000, the Company closed the North Carolina test center in order to optimize overall test center performance by minimizing overhead. The Company believes that these changes will result in improved margins as the economic climate improves.

On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH ("Weiss Technik"), the world leader in environmental test chambers. The partnership is expected to significantly enhance QualMark's revenue stream while establishing the Company as a truly full-line provider of test products and services. Based in Reiskirchen-Lindenstruth, Germany, Weiss Technik is the world's largest maker of environmental test chambers with annual revenue of US $150 million, and is a member of the Schunk Group with annual revenue of US $700 million. Under terms of the agreement, QualMark becomes Weiss Technik's exclusive marketing partner in the United States and Canada. Weiss Technik will provide sales and marketing support. The annual market for environmental test chambers in the United States and Canada is estimated at $400 million.

Gross Profit

Total gross margin for the three months ended September 30, 2001 was 26.3%. This compares to a gross margin of 40.4% for the three months ended September 30, 2000. Gross margins were down due to the review and write off of $93,000 in obsolete raw inventory, $35,000 in additional costs incurred to relocate the Santa Clara test center, and a shift in product mix to lower margin items. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses increased $22,000 or 2.0% to $1,148,000 for the three months ended September 30, 2001 from $1,126,000 for the three months ended September 30, 2000.

Selling, general and administrative expenses increased $44,000 or 4.8% to $953,000 in the three months ended September 30, 2001 from $909,000 for the three months ended September 30, 2000. Expenses in the third quarter 2001 increased primarily due to additional costs incurred for severance related expenses associated with the Company's continued effort to "right size" its infrastructure. Included in the selling, general, and administrative expenses are sales and marketing expenses, which decreased 9.0% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The reduction of sales and marketing expenses are primarily due to the Company's current reorganization of international sales and "right sizing" efforts.


Research and development costs decreased $22,000 or 10.1% to $195,000 for the three months ended September 30, 2001 from $217,000 for the three months ended June 30, 2000. The decrease is primarily attributed to the completion of the prior year development project, the Typhoon chamber. The Typhoon enables the users of combined stress and thermal-only test chambers to cut their consumable costs by up to 50%, Refer to the 2000 Form 10KSB, Item 1, Description of Business. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Income Taxes

The Company experienced a downturn it its business during the first nine months of 2001, which resulted in operating losses. The Company attributes the downturn primarily to the current uncertain general economic environment, and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on its assessment of appropriately weighted available evidence as prescribed in the Statement of Financial Accounting Standards 109 ("SFAS 109"), that it was more likely than not that a portion of the existing deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. Accordingly, during the three month period ended September 30, 2001, the Company's valuation allowance was increased by $280,000 which resulted in an increase to the provision for income taxes of the same amount. Management believes that the remaining deferred tax asset, on a more likely than not basis, is realizable, and will continue to evaluate the amount of the valuation allowance based on near-term operating results and long-term projections. Given the current unsettled and volatile economic environment, it is reasonably possible that a future evaluation of the realizability of the Company's net deferred tax assets could result in a determination that additional valuation allowance is required, and such valuation allowance could be material.


Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Revenue

Revenue decreased $2,689,000 or 28.2% from $9,534,000 in the nine months ended September 30, 2000 to $6,845,000 in the nine months ended September 30, 2001.

Equipment OVS System revenue decreased $1,970,000 or 28.0% to $5,059,000 in the nine months ended September 30, 2001 from $7,029,000 in the nine months ended September 30, 2000. Forty-nine OVS units were sold in the first nine months of 2000 compared to thirty-three OVS units sold in the first nine months of 2001. The decrease in sales for the period ended September 30, 2001 primarily occurred due to the volatile and uncertain economic atmosphere and a decrease in demand for capital equipment purchases. International OVS system sales was slightly down with seventeen units sold in the nine month period ended September 30, 2000 versus ten units sold in the nine month period ended September 30, 2001.

Test center revenue decreased $719,000 or 28.7% from $2,505,000 in the nine months ended September 30,2000 to $1,786,000 in the nine months ended September 30, 2001. The Company operated six test centers and had three strategic partnership test center operations in Europe during 2001 versus seven test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2000. The Company primarily attributes the decrease in ARTC lab revenue to a conservative economic atmosphere in the high technology industry. During the third quarter 2000, the Company closed the North Carolina test center in order to optimize overall test center performance by minimizing overhead. The Company believes that these changes will result in improved margins as the economic climate improves.

Gross Profit

The gross margin for the nine months ended September 30, 2001 was 37.0%. This compares to a gross margin of 38.5% for the nine months ended September 30, 2000. Gross margins were down due to a write off of $93,000 in obsolete raw inventory, $35,000 in additional costs incurred to relocate the Santa Clara test center, and a shift in product mix to lower margin items. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses decreased $396,000 or 10.2% to $3,476,000 in the nine months ended September 30, 2001 from $3,872,000 in the nine months ended September 30, 2000.

Selling, general and administrative expenses decreased $94,000 or 3.2% from $2,962,000 for the quarter ended September 30, 2000 to $2,868,000 for the quarter ended September 30, 2001. Although expenses decreased from the nine months ended September 30, 2000, even greater savings would have been recognized in the nine months ended September 30, 2001 without the additional severance related costs associated with the Company's continued effort to "right size" the infrastructure.

Research and development expenses decreased $30,000 or 4.7% from $638,000 for the nine months ended September 30, 2000 to $608,000 for the nine months ended September 30, 2001. During 2000, the Company completed the development project, Typhoon. The Company will continue its commitment to investing in research and development, with a focus on current product line improvements. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

In the three months ended June 30, 2000 the Company incurred costs of $272,000 due to an organizational restructure. The organizational restructure focused on personnel reductions throughout several departments within the Company, which included costs associated with the termination of the former president. The Company does not expect to incur any additional costs related to the organizational restructure. All such costs were paid in May 2001 and there are no remaining unpaid costs at September 30, 2001.

Income Taxes

The Company experienced a downturn it its business during the first nine months of 2001, which resulted in operating losses. The Company attributes the downturn primarily to the current uncertain general economic environment, and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on its assessment of appropriately weighted available evidence as prescribed in the Statement of Financial Accounting Standards 109 ("SFAS 109"), that it was more likely than not that a portion of the existing deferred tax assets would not be realizable and determined a valuation allowance was required for that portion of the deferred tax assets. Accordingly, during the nine month period ended September 30, 2001, the Company's valuation allowance was increased by $880,000 which resulted in an increase to the provision for income taxes of the same amount. Management believes that the remaining deferred tax asset, on a more likely than not basis, is realizable, and will continue to evaluate the amount of the valuation allowance based on near-term operating results and long-term projections. Given the current unsettled and volatile economic environment, it is reasonably possible that a future evaluation of the realizability of the Company's net deferred tax assets could result in a determination that additional valuation allowance is required, and such valuation allowance could be material.


Liquidity and Capital Resources

     During the nine months ended September 30, 2001, the Company generated $611,000 of cash from operating activities, invested $189,000 for equipment and $5,000 for patents, repaid $1,391,000 of borrowings and drew $200,000 from its revolving credit line. Employees and investors exercised options for proceeds of $5,000. Together, these activities resulted in a cash decrease of $769,000, for an ending balance of $167,000 at September 30, 2001. During the nine months ended September 30, 2000, the Company generated $342,000 of cash from operating activities, invested $346,000 for equipment, sold equipment for proceeds of $15,000, invested $34,000 for patents, and from banks borrowed $950,000 and repaid $500,000. Employees and investors exercised options of common stock for proceeds of $236,000. Together, these activities resulted in a cash increase of $663,000 for an ending balance of $1,188,000 at September 30, 2000.


     The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, the ("Credit Agreement"), Refer to the 2000 Form 10KSB, Liquidity and Capital Resources.

     On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduced the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000.

     On June 29, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement increases the monthly principal payments from $35,000 to $45,000 and will bear interest at the Prime Rate plus 1.0%, both commencing on July 1, 2001. The average interest rate for the three-month period ending September 30, 2001 for the term loan and revolving credit line was 7.42%. The average interest rate for the nine-month period ending September 30, 2001 for the term loan and revolving credit line was 7.78% and 7.64%, respectively. Both the revolving credit line and term loan under the Credit Agreement become due on March 15, 2002, and are collateralized by substantially all the assets of the Company.

     As of September 30, 2001, the balances of the revolving credit and term loan are $200,000 and $1,770,000, respectively.

     The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. Provisions under this agreement are not considered restricted to normal operations. As of September 30, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance. As a condition of the waiver, the total principal amount of the revolving credit line shall be reduced to $750,000 effective October 1, 2001 and shall be further reduced to $500,000 effective December 28, 2001.

The Company expects to meet long term liquidity requirements through cash flows generated by operations and existing cash and working capital balances. Due to the downturn in the economic environment, the Company anticipates additional draws against the revolving credit line in 2001. Management has implemented a short and long term plan to repay the existing Credit Agreement. As required by the renegotiated Credit Agreement on June 29, 2001, the Company will make monthly principal payments, beginning July 1, 2001, of $45,000 on the term loan. The Company had also determined that, during 2001, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2001, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful.

Based on forecasted cash flows, debt repayment requirements and its relationship with the commercial bank, the Company believes it will be able to repay or renegotiate the payment of its outstanding debt. There can be no guarantee that the Company will be able to repay such amounts when due, renegotiate their repayment, or replace its current lender. Further, the current economic environment, particularly as it impacts the Company and its customers, makes it extremely difficult to forecast future results of operations and cash flows, which also impacts the Company's ability to repay, renegotiate or replace its current debt facility. The inability to renegotiate its debt, obtain additional financing, or successfully execute its business plan would have a material adverse effect on the business, financial condition and operating results which could adversely affect the Company's ability to continue its business operations.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. As of September 30, 2001, SFAS No. 142 will not have an effect on the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's financial position.

In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

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

Nasdaq Market Listing

As of September 30, 2001, QualMark was below the net shareholder equity requirement for Nasdaq listing. In order for the common stock of the Company to continue to be traded on Nasdaq, the Company needs to maintain net shareholder equity of at least $2.0 million through October of 2002 and $2.5 million thereafter. The Company is currently developing a plan to increase its shareholder equity to meet these requirements. However, there can be no assurance given that the Company will comply with the Nasdaq listing requirements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,970,000 Credit Agreement (Refer to Note 3 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2001 would be an annual increase or decrease of approximately $20,000 in interest expense for a twelve month period.

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

Item 3   Defaults upon Senior Securities
         None

Item 4   Submission of Matters to a Vote of Security Holders
         None

Item 5   Other Information
         None

Item 6   Exhibits and Reports on Form 8-K.


         (a) Exhibits - See Index to Exhibits

         (b) Reports on Form 8-K during the quarter ended
             September 30, 2001:

         On July 18, 2001, the Registrant announced that Norman Mottram, Vice President of Sales and Marketing, had left the Company to pursue other interests, and that interviews were being conducted for potential replacements.

         On August 1, 2001, The Registrant issued a press release announcing the appointment of Joseph A. Ruth as Vice President of Sales and Marketing.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation



Date:  November 9, 2001        By: /s/ CHARLES D. JOHNSTON
       --------------------        ----------------------------------
                                   Charles D. Johnston
                                   President, Chief Executive Officer


Date:  November 9, 2001        By: /s/ ANTHONY A. SCALESE
       --------------------        ---------------------------------
                                   Anthony A. Scalese
                                   VP of Finance & Administration

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1            Amended and Restated Articles of Incorporation of the Company.
               (1)

3.2            Amended and Restated Bylaws of the Company. (1)

3.3            Certificate of Designation for Series A Preferred Stock. (5)

3.4            Amended Certificate of Designation for Series A Preferred Stock. (5)

3.5            Statement of Change of Registered Agent. (5)

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

10.20          Third Amendment to Promissory Notes and Sixth Amendment to Loan
               Agreement dated June 29, 2001 by and between QualMark and U.S.
               Bank National Association. (9)



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

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-KSB for the quarter ended June 30, 2001.