Form 10KSB
period 2001-12-31
QUALMARK CORP
filed 2002-04-01
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ----------------

         Commission file number:  0-28484

                              QUALMARK CORPORATION
                 (Name of small business issuer in its charter)

           COLORADO                                       84-1232688
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


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year. $8,145,000

         The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 14, 2002 was $3,249,083.

         The number of shares outstanding of the issuer's Common Stock as of March 14, 2002 was 3,610,092.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in Part III of this report.

         Transitional Small Business Disclosure Format
                                          (Check One):  Yes [ ]  No [X]

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

     The Company's equipment allows manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company's equipment is used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, personal computers, monitors, flight navigation systems, cellular telephones, LAN/WAN equipment and consumer electronics.

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

     QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes one domestic strategic alliance with a large testing company in Detroit, Michigan. In addition, the Company has established strategic alliances with Anecto Ltd., Maser Engineering, IMQ Instituto del marchia di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, and Emitech, to operate testing centers in Galway, Ireland, Enschede, the Netherlands, Milan, Italy, Molndal, Sweden and Paris, France. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

     The Company was organized in July 1991 as a Colorado limited liability company and was later incorporated in March 1992 in Colorado. The Company completed its initial public offering in April 1996.

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

The LF Vibration System consists of two major components:

     Vibration Table

          The patented table is constructed out of a top plate, thermal insulation layer and supporting under structure. This new design is significantly lighter and stiffer than the previous design, resulting in higher low frequency energy and improved energy distribution over the active frequency range. This table has proved particularly effective in the testing of assemblies with larger components. The Company while continuing to supply a range of standard table sizes has also produced custom sizes to meet customer requirements. The Company uses an outside source to produce its vibration tables, however the Company is not dependent on a single source of supply and controls all design and documentation.

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


     OVS-1.5:

          The OVS-1.5 is the smallest version of the OVS product line. The OVS-1.5 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger OVS systems, including PC controller, the OVS-1.5 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area. The OVS-1.5 can generate random vibration forces of 40 Grms (2Hz-10,000 Hz) on the 18"x18" vibration table and up to 600 Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber. The domestic price of the OVS-1.5 is approximately $77,900.

     OVS-2.5:

          The OVS-2.5 is the most popular system in the OVS product line. A mid-size system, the PC-controlled OVS-2.5 is equipped with four actuators mounted to the vibration table. The OVS-2.5 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 600 Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.) The domestic price for a standard OVS-2.5 is approximately $128,500.

     OVS-4:

          The OVS-4 is the largest system in the OVS product line. By far, the most common application for the OVS-4 is for large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled OVS-4 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 600 Centigrade per minute on the product under test. The OVS-4 LF vibration system is equipped with eight actuators that produce up to 50 Grms random vibration force. The domestic price for a standard OVS-4.0 is approximately $182,500.

     Typhoon:

          The Typhoon chamber compares in size with the OVS-4. The most common application for the Typhoon is large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled Typhoon is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (internal dimension) (table in lower position) thermal chamber capable of producing temperature changes of up to 700 Centigrade per minute on the product under test. The Typhoon vibration system is equipped with twelve actuators that produce up to 50 Grms random vibration force. The domestic price for a standard Typhoon is approximately $185,000.

          A one year limited warranty is included with each OVS system sold in 2001. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

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

ACCELERATED RELIABILITY TEST CENTERS

     The Company has a network of ARTC test centers at various locations the United States, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with the OVS-2.5, at least one applications engineer and ancillary testing equipment. Offering these services as an ISO-registered accelerated test lab significantly differentiates the Company from its equipment and lab competition.

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

     In addition to its Boston, Denver and Santa Clara test centers, during 1996, the Company opened test centers in the metropolitan areas of Minneapolis-Saint Paul, Minnesota, Detroit, Michigan, and Raleigh, North Carolina. In 1997, the Company opened its seventh and eighth test centers in Huntington Beach, California and Orlando, Florida. During 1999 and 2000, the Company reevaluated its domestic test center market and closed the Minneapolis-Saint Paul, Minnesota and Raleigh, North Carolina labs. During 2001, the Company reevaluated its test centers and strategically established a partnership with a large national testing lab in Detroit, Michigan.

     The Company established its first test center presence outside the U.S. via a strategic alliance with TUV Product Service Ltd. in Fareham, England. This lab began operations in February 1998. The second international alliance was established in Galway, Ireland with Anecto, Ltd. This lab commenced operations in August 1998. The Company established a third international alliance in Mannheim, Germany with TUV Product Service Ltd. as the partner. The Mannheim lab commenced operations in November 1998. In 1999 the Company further expanded its international network with its fourth additional alliance with Maser Engineering in Enschede, The Netherlands. This lab commenced operations in May of 1999. During 1999, agreements were put into place for the Company's fifth, sixth and seventh international strategic alliances. These alliances are with IMQ Institudo Italiano del Marchio di Qualita, located in Milan, Italy, Institutet for Verkstadsteknisk Forskning/the Swedish Institute of Production Engineering Research, located in Molndal, Sweden and with Emitech, located in Paris, France. During 2001, the completion of the agreement with TUV Product Services Ltd. in Germany and England resulted in the sale of the Company's OVS 2.5 systems located in each lab to TUV Product Services Ltd. TUV will subsequently be operating independently of QualMark. Under all of these alliances, except for Maser Engineering, the Company contributed one OVS 2.5 system and the strategic partner provided the lab facility, personnel and sales management. Under the agreement with Maser Engineering, the Company contributed one OVS 1.5 system. In return for its contribution of these systems to these alliances, the Company receives a percentage of the revenues generated by the OVS systems.

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

MARKETING

     During 2001, the Company put into place a targeted marketing program that supported its market positions for new customer development. The Company also expanded its efforts in the area of education, offering a range of informative HALT and HASS seminars around the country and internationally. Many seminars were available and accessible through the Internet. The Company will continue with educational seminars during 2002.

The following was achieved during 2001:

     1. The Company had all marketing collateral materials redesigned as a part of overall brand building campaign.

     2. The Company expanded its marketing programs to include the use of the Internet as a venue to promote awareness, education and allow for business lead generation.

     3. The Company developed and implemented programs and product offerings for our existing chamber customer owners which included service level agreements, custom fixturing products and chamber upgrades and enhancements.

     The Company signed an exclusive sales and marketing agreement for the United States and Canada with Weiss Technik GmbH ("Weiss Technik"). Weiss Technik is a world leader in the manufacturing and sales of environmental climatic test chambers. This agreement allows the Company to now enter into the larger market of environmental temperature testing thus enhancing market opportunities and realizing an increased revenue stream.

     Sales Strategy

     During 2001, the Company completed its shift from operating a direct field sales organization to operating with exclusive independent manufacturer's representative throughout the United States and Canada. This shift is part of a strategic sales and marketing plan to focus on customer development for both the Company and its new international partner, Weiss Technik GmbH. The sales representative chosen bring extensive industry knowledge with energy and visions to assist the Company fulfill its corporate top line goals. The strategy of utilizing manufacturer's representatives will continue into 2002 as the Company expands into new market regions as Mexico, South America and other European countries where the Company is not currently represented. During 2000, the Company utilized Chart Industries Inc. ("Chart") domestically for the sale and distribution of the QualMark products. During 2001, the Company reevaluated its sales and distribution agreement with Chart and determined that the relationship did not fit into the Company's revised strategic sales and marketing plan and thus, severed the agreement.

CUSTOMERS

     The Company continues to market and sell its systems to the leading corporations of the world. Most of these customers are within the Fortune 200 companies with global presence and strong market recognition. From the Companies inception, more that 400 test systems have been sold world wide to more than 150 customers. During 2001, Chart comprised 10% or more of the Company's revenue. The Company was not dependent on any single industry segment for its revenues.

The Company's customer base continues to be varied and are as follows:

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


RESEARCH AND PRODUCT DEVELOPMENT

     Research and development expenditures for the fiscal years ending December 31, 2001 and 2000 were $802,000 and $836,000, respectively. In 2001 the Company has been creating the basis for new designs which are expected to be released in 2002. QualMark will be transferring the technology used in the Typhoon into the smaller OVS chambers, which will allow for faster ramps and more efficient use of LN2 in all the chambers offered.

     Research is ongoing into the vibration technology used in the OVS chamber. Improving low frequency energy and creating the technology to better serve the changing market place is core to the QualMark mission.

     Other product offerings and options are being aggressively pursued, such as more auxiliary thermocouples standard on every OVS chamber with the option of adding more. Also, the control system is being updated to create a touhscreen environment to improve how the user interfaces to the product is being designed and tested.

     The Company is maintaining the ability to quickly respond to customer request for customization. Special OVS chamber features and custom fixturing designs are strong offerings of QualMark's engineering department.

INTELLECTUAL PROPERTY

     The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued 12 United States patents (the "Patents") and numerous foreign patents issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30, 1996, and U.S. Patent No. 5,675,098 on October 7, 1997,
for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The Company was issued U.S. Patent No. 5,744,724 on April 28, 1998 for certain design features related to honeycomb vibration table structures. The Company was issued Patent No. 5,836,202 on November 17, 1998 for claims directed at the angle of attachment of the actuators to the vibration table. The Company was issued Patent No. 5,813,541 on September 29, 1998 for the configuration of the control system attachment to the chamber. The Company was issued Patent No. 6,062,086 on May 16, 2000 relating to interposer devices for adjusting and controlling the shock response of a shaker table assembly. The Company was issued Patent No. 6,105,433 on August 22, 2000 for low frequency shaker table technology. The Company was issued Patent No. 6,112,596 on September 5, 2000 for shaker table technology combined with the test chamber. The remaining duration of each of the Patents is between ten and twenty years.

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

COMPETITION

     Equipment

     As the marketplace is becoming more driven toward accepting the HALT and HASS test techniques, the competitive complexion is also changing. The Company is confident however, that it will maintain its leadership position in the market due to its technological advantages and expanded product offerings. Further, the Company has formed a strategic alliance with a national company that provides piping and liquid nitrogen tanks for use with our test chambers. This allows the customer to be provided with a single source of sales and technical support and differentiates the Company from the competitors.

The following represents a listing of known competitors to the Company within the served industries:

     1.   Thermotron Industries Holland, Michigan

     2.   Envirotronics Grand Rapid, Michigan

     3. Screening Systems, Inc. Aliso Viejo, California Screening Systems has been in the ESS and DVT business since the early 1980's. They operated for many of those years with technology licensed from Hughes Electronic ("Hughes"). On March 22, 1996, Screening Systems, Inc. filed a patent infringement suit against the Company in federal district court in Santa Ana, Ca. This litigation was settled on August 30, 1999. See Item 3 - Legal Proceedings


     ARTC and Applications Support Services

     Throughout 2001 utilization of the Company's ARTC labs remained constant. The Company consolidated its Farmington Hills, Michigan ARTC lab with a large strategic testing center thus reducing overhead while maintaining a presence in the territory. With a dedicated sales force in place, the Company anticipates increased revenues for this facility in 2002. During 2002 the Company will continue to evaluate options in consolidating other labs in an attempt to maximize profitability. The ARTC labs will continue to be utilized as a marketing and fundamental sales tool in promoting the purchases of the Companies testing systems.

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

     While the Company maintains a small inventory of OVS systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of OVS-1.5, OVS 2.5, OVS-4, Typhoon systems to build during the quarter. The Company also produces certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

     The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

     In 2000 and 2001, the Company offered a limited one-year parts and labor warranty on all new OVS systems, respectively. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, the Company occasionally sends its technicians into the field for warranty repairs. Most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. During 2002, the Company will continue to offer a standard, one-year parts and labor warranty on all new OVS systems, and a limited, two-year parts and labor warranty on specific negotiated contracts.

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

EMPLOYEES

     As of December 31, 2001, the Company had thirty-nine employees, of which thirty-four are full-time. Twenty-six of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, four are employed at its facilities in Santa Clara, CA, three in Huntington Beach, CA, one in Farmington Hills, MI, three in Marlborough, MA, one in Winter Park, FL, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company operates out of leased facilities located at 1329West 121st Avenue, Denver, Colorado. The three-year lease for the property expires on May 31, 2003. The leased property consists of approximately 18,093 square feet. The lease calls for monthly payments over the term of the lease of $14,890. In addition to the two leases, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

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

     The Silicon Valley ARTC facility is located at 990 Richard Avenue, Suite 101, Santa Clara, California. The five-year lease expires on June 30, 2006. The leased property consists of approximately 3,389 square feet. The lease calls for average monthly payments of $7,795. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     The southern California ARTC facility is located at 15661 Producer Lane, Unit H, Huntington Beach, California. The five-year lease expires in December 31, 2002. The leased property consists of 3,132 square feet. The lease calls for average monthly payments of $2,736. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     The suburban Orlando facility is located at Crossroads Business Center, Suite 212, 931 Semoran Boulevard, Winter Park, Florida. The five-year lease expires April 30, 2002. The lease calls for average monthly payments of $3,206. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

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

     On August 30, 1999, the Company entered into a settlement agreement ("The Agreement") with SSI. Both the Company and SSI denied any wrongdoing or liability in any of the claims asserted. The Company agreed to pay SSI $925,000 to settle the litigation. Of that amount, the Company agreed to pay $300,000 at the execution of the settlement agreement and to pay the remaining amounts by April 1, 2001. The Company also agreed to issue SSI warrants to purchase 620,000 shares of common stock of QualMark Corporation. The exercise price of these warrants is $4.85 per share and the warrants expire on August 30, 2004. Based on the fully diluted shares for the year ended December 31, 2001, if SSI exercised this warrant at a cost of $3,007,000, it would own approximately 14.7% of the Company's common stock. According to the terms of The Agreement, as long as SSI family members own more than 5% of QualMark Corporation common stock, their shares shall be non-voting. Both parties agreed to a Mutual Release of Claims and to a Mutual Covenant not to sue each other over any claim of patent infringement or alleged patent infringement with regard to the making, having made, selling, offering for sale, importing or using any products or services sold by either party in the ordinary course of business prior to August 1, 1999.

     On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 has been scheduled to resolve this matter. Although the Company believes it did not breach the September 30, 1995 agreement, and will actively defend its position, no guarantee can be given on the ultimate outcome. Management does not believe the results of this arbitration will have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by NASDAQ during fiscal years 2001 and 2000:




                     Fiscal Year Ended December 31, 2001
                     -----------------------------------
                           High Close   Low Close
                           ----------   ---------
First Fiscal Quarter       $    2.630   $   1.130
Second Fiscal Quarter           1.900       1.030
Third Fiscal Quarter            1.590       0.960
Fourth Fiscal Quarter           1.650       1.050


                     Fiscal Year Ended December 31, 2000
                     -----------------------------------
                           High Close   Low Close
                           ----------   ---------
First Fiscal Quarter       $    4.875   $   3.125
Second Fiscal Quarter           4.125       2.750
Third Fiscal Quarter            3.375       2.313
Fourth Fiscal Quarter           2.938       1.000

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At December 31, 2001, the Company had approximately 1,048 beneficial shareholders and 31 shareholders of record. The Company has never paid a cash dividend and does not intend to do so in the future. The Company anticipates a dividend payment on the outstanding preferred stock, in kind, of additional preferred stock in future quarters (Refer to Note 8 of the Financial Statements).

Nasdaq Market Listing

     As of March 14, 2002, QualMark was below the net shareholder equity requirement for Nasdaq listing. In order for the common stock of the Company to continue to be traded on Nasdaq, the Company needs to maintain net tangible assets of at least $2.0 million through October of 2002 and $2.5 million of net shareholder equity thereafter. The Company has developed a plan to increase its shareholder equity to meet these requirements. On February 21, 2002 the Company presented the plan to a Nasdaq listings panel.

     On March 20, 2002 the Company received notification from the Nasdaq Listing Qualification Panel that the Panel was of the opinion that QualMark Corporation presented a definitive plan that will enable it to comply with all requirements for continued listing on The Nasdaq SmallCap Market (refer to Note 15 of the Financial Statements).

     The Company's common stock will be conditionally listed on The Nasdaq SmallCap Market pursuant to certain exceptions. These exceptions require the Company to file a proxy statement with the Securities and Exchange Commission and Nasdaq by March 26, 2002 and to file certain financial statements with its Form 10-QSB for the quarter ending March 31, 2002. In order to comply with the terms of the exceptions, QualMark must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Satisfaction of these requirements will require that the Company's shareholders approve various matters contained in the proxy. The Company believes that it can meet these requirements; however, there can be no assurance that it will do so.

     Companies operating under exception are to be identified by a fifth character "C" appended to the Company's trading symbol changing the symbol from "QMRK" to "QMRKC". The "C" will be removed from the symbol when the Nasdaq Panel has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, the securities may continue to be listed on the OTC-Bulletin Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:


                                                             Fiscal Year Ended
                                                   -------------------------------------
                                                   December 31, 2001   December 31, 2000
                                                   -----------------   -----------------
Statement of Operations Data:
Revenues ........................................      100.0%                100.0%
Cost of Revenues ................................       62.7                  60.3
                                                       -----                 -----
Gross Profit ....................................       37.3                  39.7
Selling, general and administrative expenses ....       44.3                  31.5
Research and development expenses ...............        9.9                   6.7
Severance Charges ...............................         --                   2.2
                                                       -----                 -----
Loss from operations ............................      (16.9)                 (0.7)
Other expense ...................................       (2.3)                 (2.4)
                                                       -----                 -----
Loss before income taxes ........................      (19.2)                 (3.1)
Income tax benefit (expense) ....................      (14.7)                  0.1
                                                       -----                 -----
Net loss ........................................      (33.9)%                (3.0)%
                                                       =====                 =====


FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to variability in order flow and operating results, the ability of the Company to find and retain qualified personnel, and the risk that the demand for the Company's systems will not continue.

RESULTS OF OPERATIONS

     The Company's annual and quarterly operating results are subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units. Further, the fact of shipping or not shipping a product in a quarter can result in the difference between a profitable quarter or an unprofitable one, given the significant sales price of the Company's product and the related margin.

Comparison of Years Ended December 31, 2001 and 2000

REVENUE

     Revenue decreased $4,360,000 or 34.9% to $8,145,000 in the year ended December 31, 2001 from $12,505,000 in the year ended December 31, 2000.

     OVS system revenue decreased $3,398,000 or 36.9% from $9,213,000 in the year ended December 31, 2000 to $5,815,000 in the year ending December 31, 2001. Sixty-three OVS units were sold in the year 2000 compared with thirty-eight OVS units sold in the year 2001. The Company attributes the decrease in OVS sales to the prevalent volatile and uncertain economic atmosphere in the high technology industry, which resulted in a sharp decrease in demand for capital equipment. In the fourth quarter of 2001 the Company executed contacts with six additional independent manufacturer sales representatives, which we believe will benefit Qualmark in 2002 with an expanded domestic OVS sales territory. International system sales decreased from nineteen units in 2000 to fourteen in 2001. For the year ended December 31, 2000, the international OVS systems sales of $2,739,000 represented 29.7% of system sales compared with the year ended December 31, 2001 international sales of $1,852,000 represented 31.8% of system sales. Although the Company experienced a decrease in the number of international units sold, the percentage of international sales increased. The increase in percentage of overall OVS sales is due to the Company continuing its commitment to develop an already strong presence in the international market place. Currently QualMark utilizes ten European international sales representatives and six Asian international sales representatives. QualMark has established business relationships with Hielkema Test Equipment B.V. in the Netherland, Beatronic in Denmark, Emitech in France, Weiss in Germany, AB-AD Technology and Engineering Ltd. In Israel, Sumitomo in Japan, Namil Environ Company in Korea, Centiforce in Sinapore, Kendro Laboratory Products AB in Sweden, Chroma ATE Inc. in Taiwan, and Alphatech Limited in the UK. The Company is continuing to expand its customer base in 2002 by initiating contact with potential distributors in China, India, South Africa, Australia, Mexico, and South America. With the forecasted positive economic outlook, Qualmark Corporation is anticipating an increase in the number of units sold both domestically and internationally. QualMark is committed to focusing on domestic sales staff to build relationships with potential key customers and establishing new sales partnerships to expand the Company's customer base.

     Test center revenue decreased $962,000 or 29.2% from $3,292,000 the year ended December 31, 2000 to $2,330,000 in the year ending December 31, 2001. As of December 31, 2001, the Company had one strategic test center partnership in Detroit, MI and operated four domestic test centers in the following locations:
Denver, CO, Boston, MA, Orlando, FL, Santa Clara, CA, and Huntington Beach, CA (Refer to Item 1 - Accelerated Reliability Test Centers). The Company primarily attributes the decrease in ARTC lab revenue to a volatile and uncertain economic atmosphere in the high technology industry. During 2000 and 2001, QualMark took steps to optimize the ARTC Lab segment by closing one lab in Morrisville, NC and establishing a strategic test center in Detroit, MI. The Company has begun to see these changes result in increased margins and lab utilization. During 1998 and continuing into 2001, the Company initiated its international ARTC expansion program and is continuing to maintain its strategic alliances with operating test labs in three different countries: Anecto, ltd. in Ireland, IMQ in Italy, and Maser in the Netherlands. Under the strategic alliance agreements, QualMark provides an OVS 2.5 to each lab location, except Maser Engineering in the Netherlands which has an OVS 1.5, and the strategic partner provides the facility, labor, and sales management. QualMark receives a percentage of the revenue that the OVS system generates. Revenue for these alliances decreased $215,000 or 72.9% from $295,000 in the year ended December 31, 2000 to $80,000 for year ended December 31,2001. International ARTC revenue declined due to the closing of the TUV Germany and TUV U.K. labs, which completed the existing agreement (Refer to Item 1 - Accelerated Reliability Test Centers). Subsequently, both TUV labs purchased the existing OVS systems from QualMark and will continue to operate test centers independently. The Company is actively looking to establish other strategic partnerships and to open additional labs in Europe to regain the loss in revenue due to the TUV labs closing.

     On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH, the world leader in environmental test chambers. The partnership is expected to significantly enhance QualMark's revenue stream while establishing the Company as a truly full-line provider of test products and services. Based in Reiskirchen-Lindenstruth, Germany, Weiss Technik is the world's largest maker of environmental test chambers with annual revenue of US $150 million, and is a member of the Schunk Group with annual revenue of US $700 million. Under terms of the agreement, QualMark becomes Weiss Technik's exclusive marketing partner in the United States and Canada and Weiss Technik becomes QualMark's exclusive representative for Germany and Austria. Weiss Technik will provide sales and marketing support.

GROSS MARGIN

     The gross margin for the year ended December 31, 2001 was 37.3%. This compares to a gross margin of 39.7% for the year ended December 31, 2000. Gross margins were down due to additional discounts offered to customers to remain competitive during current market conditions. In addition, the Company reviewed and wrote off of $93,000 in obsolete raw inventory, incurred $35,000 in additional costs to relocate the Santa Clara, CA test center, and executed a shift in product mix to lower margin items. Management expects margins to increase during future quarters as emphasis is placed continually on manufacturing utilization and overhead management. The Company further believes that additional opportunities exist to improve margins through further enhancements of relationships with its key vendors. Also, the Company will continue streamlining its inventory process in which it will attempt to maintain minimal levels of raw materials and finished goods inventory.

OPERATING EXPENSE

     Total operating expenses decreased $638,000 or 12.6% from $5,050,000 in the year ended December 31, 2000 to $4,412,000 for the year ended December 31, 2001.

     Selling, general and administrative expenses declined $332,000 or 8.4% from $3,942,000 for the year ended December 31, 2000 to $3,610,000 for the year ended December 31, 2001. The decrease is attributed to the Company's "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2001. Also, with the Company's strategic move to change the existing sales structure from a direct field sales organization to independent sales representatives, in which all related sales expenses are minimized and will continue to be relative to sales demand. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

     Research and development costs decreased $34,000 or 4.1% from $836,000 for the year ended December 31, 2000 to $802,000 for the year ended December 31, 2001. The decrease is attributed to the completion of the prior year development project, the Typhoon chamber. The Typhoon enables the users of combined stress and thermal-only test chambers to cut their consumable cost by up to 50%, (Refer to Item 1 - Description of Business). The Company will be transferring the technology used in the Typhoon into the smaller OVS chambers, allowing for faster ramps and more efficient use of LN2 in all chamber products. Also, research is ongoing into the vibration technology used in the OVS chamber, by improving low frequency energy and creating the technology to better serve the changing market place. Expanding into other product areas will be a focus for the year 2002. The Company in 2002 intends to continue its commitment and effort to the development of new technologies, product offerings, and current product line improvements.

INCOME TAXES

     The Company experienced a downturn it its business during 2001, which resulted in operating losses. The Company attributes the downturn primarily to the current uncertain general economic environment, and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on its assessment of appropriately weighted available evidence as prescribed in the Statement of Financial Accounting Standards 109 ("SFAS 109"), management concluded that it was more likely than not that the existing deferred tax assets would not be realizable and determined a valuation allowance was required for the recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $1,768,000 which resulted in an increase to the provision for income taxes of the same amount.

SEVERANCE CHARGES

     In the three months ended June 30, 2000 the Company incurred costs of $272,000 due to an organizational restructure. The organizational restructure focused on personnel reductions throughout several departments within the Company, which included costs associated with the termination of the former president. The Company does not expect to incur any additional costs related to the organizational restructure. All such costs were paid in May 2001 and there are no remaining unpaid costs at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001, the Company experienced operating losses due to the sudden and dramatic decrease in orders for its products which occurred in the second half of 2001, primarily attributed to general economic uncertainty and significant reductions in the orders for capital equipment and related products in technology-related industries such as those served by the Company. The Company took certain actions in 2001 to address this, including cost reductions and changes to its marketing and distribution strategy. The Company's management believes that this strategy is resulting in new customers, expanded distribution and will lead to increased revenue in the future, although there can be no guarantee thereof. On January 31, 2002, the Company and its bank modified the terms of its revolving line of credit and term note to provide for payments of approximately $600,000 in 2002 and a due date for this facility of March 15, 2003. On March 27, 2002, the Company closed on a transaction whereby it received $1 million of proceeds from the sale of preferred stock.

     While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2002 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2002. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of $1 million of preferred stock, provide adequate capital resources to fund its operations, 2002 debt repayments and working capital needs through at least the end of 2002, and into the first quarter of 2003. The Company's inability to modify or replace its debt when it comes due on March 15, 2003, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

     During 2001, the Company generated $717,000 of cash from operating activities (primarily due to collections of Accounts Receivable), invested $192,000 for equipment, invested $5,000 for patents, borrowed $745,000 from banks and repaid $1,671,000 of bank borrowings. Employees exercised options to purchase 2,400 shares of common stock for proceeds of $5,000. Together, these activities resulted in a cash decrease of $436,000, for a year-end balance of $500,000 at December 31, 2001. During 2000, the Company generated $188,000 of cash from operating activities, invested $371,000 for equipment, sold equipment for $15,000, invested $28,000 for patents, made $3,000 in capital lease payments, borrowed $950,000 from banks and repaid $575,000 of those borrowings. Employees and investors exercised options and warrants to purchase 104,223 shares of common stock for proceeds of $235,000. Together, these activities resulted in a cash increase of $411,000, for the year, for a balance of $936,000 at December 31, 2000.

     The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"), (Refer to Note 5 of the Financial Statements).

     On February 1, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement reduced the revolving credit line to $1,000,000. In addition, the term loan available was increased to $2,000,000.

     On June 29, 2001, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement increased the monthly principal payments from $35,000 to $45,000 and will changed the interest the Prime Rate plus 1.0%, both commencing on July 1, 2001.

     On January 31, 2002, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement extends the maturity date to March 15, 2003, increases the monthly principal payments from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002.

     The average interest rate for the twelve-month period ending December 31, 2001 for the term loan and revolving credit line was 7.35% and 7.25%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2001, there was no additional availability on the line of credit.

     The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. As of December 31, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance.

     As required by the renegotiated Credit Agreement on January 31, 2002, the Company will make monthly principal payments, beginning February 28, 2002, of $50,000 on the term loan. The Company had also determined that, during 2002, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2002, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful.

     The following represents future amounts payable at December 31, 2001 (in thousands).

        Year ended December 31,
           2002                          $   595
           2003                            1,640
                                         -------
                                         $ 2,235
                                         =======


Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required (Refer to Note 4 of the Financial Statements).

     The Company reduces inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required (Refer to Note 2 of the Financial Statements).

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. At December 31, 2001, all deferred tax assets are fully reserved for. (Refer to Note 7 of the Financial Statements).

Contractual Obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 6 of Financial Statements. At December 31, 2001, the Company's commitments under these obligations were as follows (in thousands):

                                              OPERATING
                                                LEASES
                                              ---------
        Year ended December 31,
                    2002                        $358
                    2003                         211
                    2004                         140
                    2005                         117
                    2006                          53
                                                ----
                                                $879
                                                ====


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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,235,000 Credit Agreement (Refer to Note 3 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2001 would be an annual increase or decrease of approximately $22,000 in interest expense for a twelve-month period.

     During 2001, revenue generated from foreign sales are payable in United States dollars, thus no foreign exchange rate risk exists. However, the strategic sales agreement executed with Weiss Technik in 2001 (Refer to Item 1 - Marketing), will result in payments of Euros. These Weiss Technik transactions could result in foreign exchange rate risk.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 1, 2001, QualMark Corporation dismissed PricewaterhouseCoopers LLP as its independent accountants. The Registrant's Audit Committee and Board of Directors approved the decision to change independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle (Refer to Form 8K filed May 3, 2001).


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits -- See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 2001. -- None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 1, 2002             QUALMARK CORPORATION


                                 By: /s/ CHARLES D. JOHNSTON
                                     -----------------------
                                     Charles D. Johnston, President
                                     and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                   Date
---------                        -----                                   ----
/s/ Charles D. Johnston          President, Chief Executive Officer      April 1, 2002
---------------------------      and Director
Charles D. Johnston

/s/ Anthony A. Scalese           Principal Accounting Officer            April 1, 2002
----------------------
Anthony A. Scalese

/s/ H. Robert Gill               Director                                April 1, 2002
------------------
H. Robert Gill

/s/ James L.D. Roser             Director                                April 1, 2002
--------------------
James L.D. Roser

/s/ William J. Sanko             Director                                April 1, 2002
--------------------
William J. Sanko

/s/ Richard Jennewine            Director                                April 1, 2002
---------------------
 Richard Jennewine

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To QualMark Corporation:


We have audited the accompanying balance sheet of Qualmark Corporation (a Colorado corporation) as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qualmark Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.





Arthur Andersen LLP

Denver, Colorado
April 1, 2002

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of QualMark Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of QualMark Corporation at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Denver, Colorado
April 2, 2001

QUALMARK CORPORATION

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                            2001            2000
                                                          --------       --------
Revenues                                                  $  8,145       $ 12,505
Cost of revenues                                             5,109          7,538
                                                          --------       --------

        Gross profit                                         3,036          4,967

Selling, general and administrative expenses                 3,610          3,942
Research and development expenses                              802            836
Severance charges                                               --            272
                                                          --------       --------

        Total operating expenses                             4,412          5,050
                                                          --------       --------

        Loss from operations                                (1,376)           (83)

Other income (expense):
   Interest expense                                           (200)          (307)
   Interest income                                               1              1
   Other income, net                                             8              2
                                                          --------       --------

Loss before income taxes                                    (1,567)          (387)

Income tax benefit (expense)                                (1,194)            12
                                                          --------       --------

Net loss                                                  $ (2,761)      $   (375)
                                                          ========       ========


Net loss per basic and diluted common share (Note 1)      $  (0.80)      $  (0.13)
                                                          ========       ========

Weighted average shares outstanding                          3,610          3,571
                                                          ========       ========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                      2001          2000
                                                                    -------       -------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   500       $   936
   Trade accounts receivable, net of allowance for doubtful
    accounts of $46 and $187, respectively                            1,406         3,968
   Inventories, net                                                   1,458         1,297
   Deferred tax assets                                                   --         1,194
   Other current assets                                                  26           122
                                                                    -------       -------
        Total current assets                                          3,390         7,517
Property and equipment, net                                             845         1,290
Other assets                                                            104           132
                                                                    -------       -------
                                                                    $ 4,339       $ 8,939
                                                                    =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   709       $ 1,032
   Accrued expenses                                                     228           710
   Customer deposits and deferred revenue                                --            82
   Capital lease obligations                                             --            35
   Current portion of long-term debt                                    595           700
                                                                    -------       -------
        Total current liabilities                                     1,532         2,559
Long-term debt                                                        1,640         2,461
Deferred tax liability                                                   17            17
                                                                    -------       -------
           Total liabilities                                          3,189         5,037
                                                                    -------       -------
Commitments and contingencies


Convertible redeemable preferred stock (Note 8);
   no par value; 2,000,000 shares authorized;
   692,951 designated as Series A, 538,327 and 465,116 shares
   issued and outstanding, liquidation preference of $1,204           1,125         1,016


Shareholders' equity:
   Common stock; no par value; 15,000,000
      shares authorized; 3,645,638 and 3,643,238 shares issued
      and outstanding                                                 7,303         7,403
   Treasury stock, at cost, 35,546 shares held                         (123)         (123)
   Accumulated deficit                                               (7,155)       (4,394)
                                                                    -------       -------
        Total shareholders' equity                                       25         2,886
                                                                    -------       -------
                                                                    $ 4,339       $ 8,939
                                                                    =======       =======


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                               COMMON STOCK               TREASURY STOCK
                                          ----------------------     ----------------------    ACCUMULATED
                                           SHARES       AMOUNT         SHARES       AMOUNT       DEFICIT        TOTAL
                                          ---------    ---------     ---------    ---------    -----------    ---------
Balance December 31, 1999                 3,539,015    $   7,210            --    $      --     $  (4,019)    $   3,191
Exercise of warrants for common stock        19,079           38            --           --            --            38
Exercise of options for common stock         85,144          197            --           --            --           197
Compensation related to issuance of
   options for services                          --           55            --           --            --            55
Common stock received in settlement of
   note receivable and interest from
   former officer                                --           --        35,546         (123)           --          (123)

Accretion of preferred stock                     --          (17)           --           --            --           (17)
Preferred stock dividends                        --          (80)           --           --            --           (80)
Net loss                                         --           --            --           --          (375)         (375)
                                          ---------    ---------     ---------    ---------     ---------     ---------
Balance December 31, 2000                 3,643,238        7,403        35,546         (123)       (4,394)        2,886
Exercise of options for common stock          2,400            5            --           --            --             5
Compensation related to issuance of
   options for services                          --            4            --           --            --             4

Accretion of preferred stock                     --          (17)           --           --            --           (17)
Preferred stock dividends                        --          (92)           --           --            --           (92)
Net loss                                         --           --            --           --        (2,761)       (2,761)
                                          ---------    ---------     ---------    ---------     ---------     ---------
Balance December 31, 2001                 3,645,638    $   7,303        35,546    $    (123)    $  (7,155)    $      25
                                          =========    =========     =========    =========     =========     =========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                      2001             2000
                                                                    -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(2,761)         $  (375)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Provision for inventory obsolescence                                  93              111
   (Gain) loss on disposal of equipment                                   1               (2)
   Depreciation and amortization                                        546              597
   Warrant and stock option expense                                       4               55
   Deferred income tax provision                                      1,194               --
Changes in assets and liabilities:
      Trade accounts receivable                                       2,562              121
      Inventories                                                      (136)             317
      Other assets                                                      101               14
      Accounts payable                                                 (323)            (147)
      Accrued expenses                                                 (482)            (504)
      Customer deposits and deferred revenue                            (82)              24
                                                                    -------          -------

        Net cash provided by operating activities                       717              211
                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                  (192)            (371)
Proceeds from disposal of property and equipment                         --               15
Investment in patents                                                    (5)             (28)
                                                                    -------          -------

        Net cash used in investing activities                          (197)            (384)
                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                745              950
Repayments of borrowings                                             (1,671)            (575)
Proceeds from issuance of common stock, net                               5              235
Payments on capital lease obligations                                   (35)             (26)
                                                                    -------          -------

        Net cash (used in) provided by financing activities            (956)             584
                                                                    -------          -------

Net increase (decrease) in cash and cash equivalents                   (436)             411
Cash and cash equivalents at beginning of year                          936              525
                                                                    -------          -------

Cash and cash equivalents at end of year                            $   500          $   936
                                                                    =======          =======

SUPPLEMENTAL DISCLOSURE
Interest paid                                                       $   192          $   299
                                                                    =======          =======

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock received in settlement of note receivable
and interest from former officer                                    $    --          $   123
                                                                    =======          =======

Transfer of equipment to inventory held for resale                  $   118          $    --
                                                                    =======          =======


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

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

          The Company's equipment allows manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company's equipment is used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, personal computers, monitors, flight navigation systems, cellular telephones, LAN/WAN equipment and consumer electronics.

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

          QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes one domestic strategic alliance with a large testing company in Detroit, Michigan. In addition, the Company has established strategic alliances with Anecto Ltd., Maser Engineering, IMQ Instituto del marchia di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, and Emitech, to operate testing centers in Galway, Ireland, Enschede, the Netherlands, Milan, Italy, Molndal, Sweden and Paris, France. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

     LIQUIDITY

          During 2001, the Company experienced operating losses due to the sudden and dramatic decrease in orders for its products which occurred in the second half of 2001, primarily attributed to general economic uncertainty and significant reductions in the orders for capital equipment and related products in technology-related industries such as those served by the Company. The Company took certain actions in 2001 to address this, including cost reductions and changes to its marketing and distribution strategy. The Company's management believes that this strategy is resulting in new customers, expanded distribution and will lead to increased revenue in the future, although there can be no guarantee thereof. On January 31, 2002, the Company and its bank modified the terms of its revolving line of credit and term note to provide for payments of approximately $600,000 in 2002 and a due date for this facility of March 15, 2003. On March 27, 2002, the Company closed on a transaction whereby it received $1 million of proceeds from the sale of preferred stock.

          While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2002 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2002. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of $1 million of preferred stock, provide adequate capital resources to fund its operations, 2002 debt repayments and working capital needs through at least the end of 2002, and into the first quarter of 2003. The Company's inability to modify or replace its debt when it comes due on March 15, 2003, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

     CASH AND CASH EQUIVALENTS

          Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

     CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company is not exposed to a concentration of credit risk as it relates to specific industries or geographical areas as its customers are not heavily concentrated in any specific industry or region. During 2001, one customer comprised 10% or more of the Company's revenue. The Company was not dependent on any single industry segment for its revenues.

     INVENTORIES

          Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out method. The cost of inventories includes materials, direct labor and manufacturing overheads.

     PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements and equipment under capital leases is provided over the shorter of the asset's useful life or the lease term and is included in depreciation expense. Maintenance and repairs are expensed as incurred and improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

     INTANGIBLES

          Costs related to patents are capitalized and amortized over their estimated useful life of five years.

     REVENUE RECOGNITION

          Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, the criteria are met upon shipment of products on an F.O.B shipping point basis and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is segregated, complete and ready for shipment, and there is a fixed schedule for delivery of the equipment and no specific performance obligations exist. Revenue from services are recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract.

     RESEARCH AND DEVELOPMENT

          The Company expenses costs for research and development as incurred.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


     ADVERTISING EXPENSE

          The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2001 and 2000 was $38,000 and $68,000, respectively.

     PREOPENING COSTS

          The Company charges to selling, general and administrative expense the preopening costs of new service centers as incurred. These costs are primarily labor, supplies, preopening marketing and advertising and other expendable items.

     INCOME TAXES

          The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

     PRODUCT WARRANTIES

          Provision for anticipated warranty costs is recorded at the time the sale is recognized. In 2001 and 2000, the Company offered a one-year parts and labor warranty on all new chambers, and sells an equipment service contract for an additional one-year parts and labor warranty.

     FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and customer deposits approximate their fair values. The carrying amount of long-term debt approximates its fair value due to variable rates.

     EARNINGS (LOSS) PER SHARE

          Earnings (loss) per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Using the treasury-stock method, earnings (loss) per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities stock options and warrants outstanding during each respective period, using the treasury-stock method. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive, and therefore, basic and diluted earnings per share are the same.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


     The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                          DECEMBER 31,
                                                    --------------------
                                                      2001         2000
                                                    -------      -------
Basic and diluted loss per share computation:

   Net loss                                         $(2,761)     $  (375)

   Accretion of redeemable preferred stock and
       dividends                                       (109)         (97)
                                                    -------      -------

   Net loss applicable to common shareholders       $(2,870)     $  (472)
                                                    =======      =======

   Weighted average shares outstanding -- basic       3,610        3,571
                                                    =======      =======

   Net loss per share -- basic                      $ (0.80)     $ (0.13)
                                                    =======      =======

   Weighted average shares outstanding                3,610        3,571

   Dilutive stock options and warrants                   --           --
                                                    -------      -------
                                                      3,610        3,571
                                                    =======      =======

   Net loss per share -- diluted                    $ (0.80)     $ (0.13)
                                                    =======      =======

          Options and warrants to purchase 1,386,535 and 993,658 shares of common stock and preferred stock convertible into 538,327 and 465,116 shares of common stock were excluded from dilutive stock option calculations for 2001 and 2000, respectively, as their inclusion would be antidilutive.

     USE OF ESTIMATES

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     COMPREHENSIVE INCOME

          For the years ended December 31, 2001 and 2000, comprehensive loss equaled net loss.

     RECLASSIFICATION

          Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2001. These reclassifications had no impact on previously reported net loss or shareholders' equity.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


     NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no impact on the Company's financial statements as a result of adopting SFAS No. 133 on January 1, 2001.

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

          In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No.
     142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The adoption of SFAS No. 142 had no impact on the Company's financial statements.

          In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's financial position.

          In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002. SFAS No. 144 is not expected to have a material effect on the Company's financial position.

2.   INVENTORIES

        Inventories consist of the following (in thousands):

                                         DECEMBER 31,
                                     --------------------
                                      2001         2000
                                     -------      -------
Raw materials                        $   913      $   708
Work in process                           19            1
Finished goods                           576          638
Less: Allowance for obsolescence         (50)         (50)
                                     -------      -------
                                     $ 1,458      $ 1,297
                                     =======      =======

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

          The Company monitors inventory for obsolescence and provides an allowance when necessary. During the years ended December 31, 2001 and 2000, $93,000 and $111,000, respectively is included in cost of sales as a write down of obsolete raw materials.

3.   PROPERTY AND EQUIPMENT

          Property and equipment consist of the following (in thousands):

                                                          DECEMBER 31,
                                                    --------------------
                                                     2001          2000
                                                    -------      -------
Machinery and equipment                             $ 2,652      $ 2,686
Furniture and fixtures                                  190          190
Leasehold improvements                                  548          466
Software                                                235          189
Construction in process                                  --          101
                                                    -------      -------
                                                      3,625        3,632
Less: Accumulated depreciation and amortization      (2,780)      (2,342)
                                                    -------      -------
                                                    $   845      $ 1,290
                                                    =======      =======

          Depreciation expense was $518,000 and $575,000 for the years ended December 31, 2001 and 2000, respectively.

4.    ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

                                                          DECEMBER 31,
                                                    --------------------
                                                     2001          2000
                                                    -------      -------
Accrued warranty                                    $    88      $   345
Accrued employee related                                111          200
Accrued severance (Note 13)                              --           82
Other                                                    29           83
                                                    -------      -------
                                                    $   228      $   710
                                                    =======      =======

5.   INDEBTEDNESS

          The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement").

          During 2001, there were various renegotiations of the Credit Agreement. Among other changes, the term loan was increased to $2,000,000 with required monthly payments of $45,000 and the revolving credit line was reduced to $1,000,000. On January 31, 2002, the Company renegotiated its Credit Agreement with the bank. Among other changes, this amendment to the Credit Agreement extends the maturity date for both the line of credit and the term loan to March 15, 2003, increased the monthly principal payments on the term loan from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


          The average interest rate for the twelve-month period ending December 31, 2001 for the term loan and revolving credit line was 7.35% and 7.25%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of December 31, 2001, there was no additional availability on the line of credit.

          As of December 31, 2001, the balances of the revolving credit and term loan are $645,000 and $1,590,000, respectively.

          The Company must maintain certain financial and other covenants in order to draw amounts available under the revolving line of credit. As of December 31, 2001, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance.

          As required by the renegotiated Credit Agreement on January 31, 2002, the Company will make monthly principal payments, beginning February 28, 2002, of $50,000 on the term loan. The Company had also determined that, during 2002, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2002, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful


          The following represents future amounts payable at December 31, 2001 (in thousands).

        Year ended December 31,
           2002                            $  595
           2003                             1,640
                                           ------
                                           $2,235
                                           ======

          On August 31, 1999, the Company entered into a settlement agreement with Screening Systems, Inc. ("SSI") (See Note 13). Under the terms of the settlement, the Company issued a $925,000 note payable, which accrued interest at 9% per annum. On April 1, 2001 the Company made the final payment of $275,000 on this note payable.

6.   LEASE COMMITMENTS

          The Company leases office space, and operating facilities under operating lease arrangements. Future minimum lease payments consist of the following at December 31, 2001 (in thousands):


        Year ended December 31,
                    2002                   $ 358
                    2003                     211
                    2004                     140
                    2005                     117
                    2006                      53
                                           -----
                                           $ 879
                                           =====

          Rent expense for the years ended December 31, 2001 and 2000 was $566,000 and $576,000, respectively.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


7.   INCOME TAXES

          Income tax expense (benefit) consists of the following (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                   2001             2000
                                                  -------          -------
  Current tax expense (benefit)
     Federal                                      $    --          $    (6)
     State                                             --               (6)
                                                  -------          -------
                                                       --              (12)
  Deferred tax expense (benefit)
     Federal                                         (512)              --
     State                                            (62)              --
                                                  -------          -------
                                                     (574)              --
                                                  -------          -------

  Increase in valuation allowance                   1,768               --
                                                  -------          -------
                                                  $ 1,194          $   (12)
                                                  =======          =======


          A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                                 2001                2000
                                         ----------------      ---------------
                                         AMOUNT       %        AMOUNT      %
                                         ------    ------      ------    -----
Computed "expected" tax                  $ (533)    (34.0)%    $(132)   (34.0)%
State income taxes, net of Federal
  income tax effect                         (77)     (4.9)%        2      0.5%
Increase in valuation allowance           1,768     112.8%        96     24.8%
Other                                        36       2.3%        22      5.6%
                                         ------    ------      -----    -----
                                         $1,194      76.2%     $ (12)    (3.1)%
                                         ======    ======      ======   =====


     Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                        DECEMBER 31,
                                                  ------------------------
                                                   2001             2000
                                                  -------          -------
  Deferred tax assets:
     Net operating loss carry forwards            $ 2,335          $ 1,619
     Accrued liabilities                               62              192
     Allowance for doubtful accounts                   16               74
     Inventory reserves                                20               20
     Depreciation and amortization                     85               --
     Other                                              2                5
     Valuation allowance                           (2,480)            (712)
                                                  -------          -------
  Total deferred tax assets                            40            1,198
                                                  -------          -------
  Deferred tax liabilities:
     Inventory capitalization differences              --                4
     Amortization of patents                           57               17
                                                  -------          -------
  Total deferred tax liabilities                       57               21
                                                  -------          -------
  Net deferred tax asset (liability)              $   (17)         $ 1,177
                                                  =======          =======

Recorded as follows:
     Deferred tax assets                          $    --          $ 1,194
     Non-current deferred tax liabilities             (17)             (17)
                                                  -------          -------
  Net deferred tax asset (liability)              $   (17)         $ 1,177
                                                  =======          =======

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


     As of December 31, 2001 and 2000, the Company had net operating loss ("NOL") carryforwards of approximately $5,986,000 and $4,114,000, respectively, which are available to offset future taxable income. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

     The Company experienced a downturn it its business during 2001, which resulted in significant operating losses. The Company attributes the downturn primarily to the current uncertain general economic environment, and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on its assessment of appropriately weighted available evidence as prescribed in the Statement of

Financial Accounting Standards 109 ("SFAS 109"), that it was more likely than not that existing deferred tax assets would not be realizable and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $1,768,000, which resulted in an increase to the provision for income taxes of the same amount.

     The internal revenue code contains provisions which may limit the NOL carry forwards available to be used in any given year if certain events occur, including significant changes in ownership.

8.   PREFERRED STOCK

     In 1999, the Company authorized the issuance of 502,326 shares of Series A, convertible, redeemable, cumulative, participating, no par preferred stock ("Series A preferred stock"). On April 20, 2001 the Company's Board of Directors resolved and filed a Certificate of Amendment of Series A Convertible Preferred Stock with the State of Colorado, in accordance with the provisions of its Articles of Incorporation to increase the number of Series A preferred stock to 692,951 shares.

     During 1999, an existing common shareholder purchased 465,116 shares of Series A preferred stock and warrants to purchase 139,535 shares of common stock at $2.50 per share, with a five-year term, in exchange for $1,000,000. The net proceeds to the Company were $974,000. The warrants were valued at $87,000 and have been recorded as a discount to the Series A preferred stock. This discount is being accreted over the five-year term of the Series A preferred stock.

     The holder of the Series A preferred stock have various rights and preferences as follows:

      Conversion -- The Series A preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $2.15 per share.

      Anti-Dilution Protection -- The Series A preferred stock conversion ratio is subject to adjustment, calculated in accordance with the Company's article of incorporation, if the Company issues securities at a price per share that is less than the current conversion ratio of the Series A preferred stock.

      Voting -- The Series A preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

      Dividends -- The Series A preferred stock accrue dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series A preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series A preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. As of December 31, 2001 and 2000, the Series A preferred shares accumulated dividends in arrears of

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


     $47,000 and $112,000, respectively. Of the dividends in arrears at December 31, 2001, the Company anticipates a dividend payment of 21,895 in preferred shares at the conversion price of $2.15 per share.

     Liquidation -- The Series A preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends which totals $1,204,000 at December 31, 2001.

     Mandatory Redemption -- The Series A preferred stock is redeemable at any time after September 1, 2004 at the option of the holders of the Series A preferred stock. The redemption price is equal to $2.15 per share to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holders of the Series A preferred stock, the Series A preferred stock can be converted into a debt obligation of the Company in a form acceptable to the holders of the Series A preferred stock. The Company is accreting the carrying value of the Series A preferred stock to its redemption price to the earliest date the Series A preferred stock holders can elect the option to redeem the Series A preferred stock. The accretion recorded, including the impact of the Series A preferred stock discount, was $17,000 in 2001 and 2000.

     Optional Redemption -- The Company maintains a one-time option to repurchase the Series A preferred stock or require the holder to convert their preferred stock, under the following terms. At any time following a 45-day consecutive trading period during which the average closing price per share of the Company's common stock is at least $5.00 per share, the Company may give notice of its intention to repurchase all of the outstanding Series A preferred shares. The holder of the Series A preferred stock shall have 30 days from receipt of the Company's repurchase notice to elect to convert their Series A preferred shares to common stock. In the event that the holder of the Series A preferred stock does not elect to convert all of their Series A preferred stock, the Company may repurchase all, but not less than all, of the remaining Series A preferred stock at the price of $4.00 per share, or 90% of the fair market value of the common stock, whichever is greater, plus any accumulated dividends, by notice to the holder of the Series A preferred stock and tendering of funds within five business days of the expiration of the Series A preferred stock holder's conversion option. The fair market value of the common stock shall be determined by the average closing price of the common stock for the five trading days prior to the date on which the Series A preferred stock holder's option to convert expires.

9.   STOCK WARRANTS AND OPTIONS

     WARRANTS

     In 1995, warrants to purchase 72,000 shares of common stock at an exercise price of $2.13 per share were issued to a principal shareholder, in connection with the Company's sale of Hobbs Engineering Corporation ("Hobbs") to the shareholder. During 1999, Hobbs exercised 54,000 warrants to purchase 54,000 shares of common stock. During 2000, Hobbs exercised the remaining 18,000 warrants to purchase 18,000 shares of common stock.

     During 1996, the Company offered its stock for sale to the public. In connection therewith, the Company issued to the underwriter a five-year warrant to purchase up to 132,710 shares of common stock at $4.50 per share. During 2000, 5,001 warrants were converted into 1,079 shares of common stock. The remaining warrants expired during 2001.

     During 1999, five-year warrants to purchase 139,535 shares of common stock at an exercise price of $2.50 per share were issued in connection with the Series A preferred stock, as described above (See Note 8). These warrants had a fair market value of $87,000 at the time of issuance. As of December 31, 2001, none of these warrants had been exercised.

     Also in 1999, the Company issued five-year warrants to purchase 620,000 shares of common stock at an exercise price of $4.85 per share in connection with the settlement of patent litigation with SSI. These warrants had a fair market value of $621,000 at issuance. (See Note 14). As of December 31, 2001, none of these warrants had been exercised.

     These warrants were valued using the Black-Scholes options-pricing model. See below for assumptions used to value these warrants.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

     STOCK OPTIONS

          The Company has two stock option plans, an incentive stock option plan (the "1993 Plan") and the 1996 Stock Option Plan (the "1996 Plan") (collectively, the "Plans"). The 1993 Plan provides employees and officers with an opportunity to purchase an aggregate of 159,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and generally expire up to ten years from the date of grant. Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 722,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate of 25% per year over four years for employees and 33% per year over three years for directors and generally expire up to ten years from the date of grant.

     Stock option transactions of the Plans are summarized below:

                                                       WEIGHTED AVERAGE
                                          SHARES        EXERCISE PRICE
                                         --------      ----------------
Outstanding at December 31, 1999          693,247          $   3.68
Granted                                   242,000              2.80
Exercised                                 (56,144)             2.16
Forfeited                                (233,567)             3.82
                                         --------
Outstanding at December 31, 2000          645,536              3.43
Granted                                   234,750              1.27
Exercised                                  (2,400)             2.03
Forfeited                                (250,886)             3.67
                                         --------
Outstanding at December 31, 2001          627,000              2.53
                                         ========


          At December 31, 2001 and 2000, options were exercisable with respect to 307,800 and 308,776 shares, respectively, with exercise prices ranging from $1.03 to $6.44 and a weighted average exercise price of $3.21 and $3.87, respectively. As of December 31, 2001 the weighted average contractual life was 5.05 years.

          The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lines by groups of options:

                                                                WEIGHTED AVERAGE
                        NUMBER OF SHARES                      REMAINING CONTRACTUAL
EXERCISE PRICE RANGE      OUTSTANDING      EXERCISE PRICE            LIFE
--------------------    ----------------   --------------     ---------------------
   $1.03 - $1.50             219,500           $1.24                 6.49
   $2.03 - $2.94             256,250           $2.59                 5.08
   $3.25 - $4.56             100,550           $3.42                 2.75
   $5.69 - $6.44              50,700           $6.05                 3.27
                             -------           -----                 ----
                             627,000           $2.53                 5.05
                             =======           =====                 ====

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


          During 2000, nonqualified options to purchase 116,000 common shares at a price of $2.64 per share were granted. 29,000 of these options were exercised and 87,000 of the options were forfeited during 2000. During 2000, nonqualified options to purchase 116,088 common shares at a price of $2.00 per share expired. As of December 31, 2001, there were no nonqualified options outstanding.

          In October 2000, 25,000 options were granted to a Director of the Company for services provided beyond normal director duties. These options were 100% vested and exercisable on the date of grant and the compensation expense of $55,000, which was equal to the fair value of the options as determined by the Black-Scholes option-pricing model, was recorded at the time of issue.

          In October 2001, 30,000 options were granted to a non-employee consultant of the Company for services provided. These options vest at a rate of 4.17% per month, over a two-year period, and are exercisable based on completed vesting. Compensation expense of $4,000 was recorded during 2001.

     FAIR VALUE

          The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the Fair-value based method of accounting prescribed by Statement of Financial Accounting Standard No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                      2001            2000
                                                    -------          -------
Net loss applicable to common shareholders:
   As reported                                      $(2,870)         $ (472)
   Pro forma                                        $(3,117)         $ (504)

Basic and diluted loss per share:
   As reported                                      $ (0.80)         $(0.13)
   Pro forma                                        $ (0.86)         $(0.14)

          The fair value of options granted in 2001 and 2000 were $295,000 and $560,000 respectively. The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2001 and 2000: dividend yield of zero; expected volatility ranging from 79% to 100% ; risk-free interest rates ranging from 4.31% to 6.72%; and an expected term of seven years for options and five years for warrants.

10.  PROFIT SHARING PLAN

          The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. During 2001 the Company implemented a formal contribution plan. Beginning on April 1, 2001 the Company's contribution plan allowed for company matching contributions of $0.25 for every $1.00 invested by the employee in the

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


     program, limited to the first 50% of the employee's maximum contribution, as limited by Federal law. Participants vest in employer contributions at a rate of 20% per year over five years. During 2001 and 2000, $19,000 and zero were contributed to the Plan, respectively. Effective January 1, 2002, the Company's board of directors has temporarily discontinued Company contributions to the Plan.

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


          The table below summarizes information about reported segments (in thousands):

                                 EQUIPMENT       ARTC        TOTAL
                                 ---------     -------      -------
YEAR ENDED DECEMBER 31, 2001

Sales                             $ 5,815      $ 2,330      $ 8,145
Gross profit                        2,445          591        3,036
Property and equipment, net           176          669          845


YEAR ENDED DECEMBER 31, 2000

Sales                             $ 9,213      $ 3,292      $12,505
Gross profit                        3,770        1,197        4,967
Property and equipment, net           322          968        1,290


     The following is sales by geographic area (in thousands):

                   YEARS ENDED DECEMBER 31,
                   -------------------------
                    2001              2000
                   -------          -------
United States      $ 6,213          $ 9,471
International        1,932            3,034
                   -------          -------

Total              $ 8,145          $12,505
                   =======          =======

     International sales are based on where the products were shipped and where ARTC services were rendered.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


12.  RELATED PARTY TRANSACTIONS

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

     On May 19, 2000, the Company's president resigned from his position. Subsequently, on June 14, 2000, 31,530 common shares were remitted to the Company by the former president, at a fair market value of $3.39 per share on that date to satisfy the remaining principal and accrued interest balance of $104,000.

13.  SEVERANCE CHARGE

          During June 2000, the Company initiated an organizational restructure plan and charged $272,000 in severance to operations. This reorganization resulted in the resignation of the Company's president and a reduction of six other personnel from the Sales and Marketing, Accounting and Administrative, and Manufacturing departments. Severance costs include salary payments, fringe benefits and taxes related to these seven employees. Cash payments to settle the salary payments, fringe benefits and taxes continued through May of 2001. Cash payments made during 2001 and 2000 totaled $82,000 and $190,000, respectively. As of December 31, 2001, the severance liability had been reduced to zero.

14.   LEGAL MATTERS

          On March 22, 1996, the Company was served with a summons and complaint from Screening Systems, Inc., a competitor. The complaint, as amended, alleges the Company's vibration system infringes three patents owned by Hughes Electronics ("Hughes") and licensed to SSI, and seeks injunctive relief, monetary damages and costs of litigation. Although the Company continues to maintain it engaged in no wrongful conduct, on August 31, 1999, it entered into a settlement agreement with SSI. Under the terms of the settlement, the Company paid $925,000 to SSI in three unequal payments upon signing the agreement with the last payment being made in April 2001. In addition, the Company issued warrants to SSI for the purchase of 620,000 shares of its non-voting common stock. The warrants have a five-year term at an exercise price of $4.85 per share, and a fair market value of $621,000, which was included in general and administrative expense in 1999.

          On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 has been scheduled to resolve this matter. Although the Company believes it did not breach the September 30, 1995 agreement, and will actively defend its position, no assurance can be given on the results of the ultimate outcome. Management does not believe the results of this arbitration will have a material impact on the Company's financial position or results of operations.

15.  SUBSEQUENT EVENTS

     Equity Infusion

          On March 11, 2002, the Company signed a binding term sheet with Roser Ventures, LLC pursuant to which it or one of its affiliates (the "Investor"), would invest $1 million in the Company in exchange for shares of certain convertible preferred stock in the Company. Under the terms of this agreement, the Investor will also exchange its Series A Preferred stock (currently held in the name of The Roser Partnership III, SBIC, LP) for another series of convertible preferred stock and will receive additional warrants to purchase the Company's Common Stock.

QUALMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS


          On March 27, 2002, the Company issued 1,000 shares of Series C Convertible Preferred Stock to the Investor in exchange for $1 million in cash. These shares will not be converted into common stock until after this transaction has been approved by the shareholders.

          The Investor will also receive warrants to purchase shares of the Company's common stock in connection with this transaction. The number of warrants will be 25% of the number of common shares into which the Series C Preferred Stock is convertible.

          As a result of these transactions, the Company will record a non-cash charge to earnings available to common shareholders in the first quarter of 2002.

     Nasdaq

          On March 20, 2002, the Company received notification from the Nasdaq Listing Qualification Panel that the Panel was of the opinion that QualMark Corporation presented a definitive plan that will enable it to comply with all requirements for continued listing on The Nasdaq SmallCap Market.

          The Company's common stock will be conditionally listed on The Nasdaq SmallCap Market pursuant to certain exceptions. These exceptions require the Company to file a proxy statement with the Securities and Exchange Commission and Nasdaq by March 26, 2002 and to file certain financial statements with its Form 10-QSB for the quarter ending March 31, 2001. In order to comply with the terms of the exceptions, QualMark must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Satisfaction of these requirements will require that the Company's shareholders approve various matters contained in the proxy. The Company believes that it can meet these requirements; however, there can be no assurance that it will do so.

          Companies operating under exception are to be identified by a fifth character "C" appended to the Company's trading symbol changing the symbol from "QMRK" to "QMRKC". The "C" will be removed from the symbol when the Nasdaq Panel has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, the securities may continue to be listed on the OTC-Bulletin Board.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
  3.1    Amended and Restated Articles of Incorporation of the Company.(1)

  3.2    Amended and Restated Bylaws of the Company.(1)

  3.3    Certificate of Designation for Series A Preferred Stock.(5)

  3.4    Amended Certificate of Designation for Series A Preferred Stock.(5)

  3.5    Statement of Change of Registered Agent.(5)

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

10.20    Third Amendment to Promissory Notes and Sixth Amendment to Loan
         Agreement dated June 29, 2001 by and between QualMark and U.S. Bank
         National Association.(9)

10.21    Fourth Amendment to Promissory Notes and Seventh Amendment to Loan
         Agreement dated January 31, 2002 by and between QualMark and U.S. Bank
         National Association.

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2     Consent of PricewaterhouseCoopers LLP.

99.1     Letter of Assurance for Arthur Andersen LLP

---------

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