Form 10QSB
period 2002-03-31
QUALMARK CORP
filed 2002-05-14
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                              --------------------------------------------------

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

         Transitional Small Business Disclosure Format (check one):
                                                                 [ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                For the three       For the three
                                                                 months ended        months ended
                                                                March 31, 2002      March 31, 2001
                                                                --------------      --------------

Net revenue                                                      $       1,903      $       2,715
Cost of sales                                                            1,117              1,647
                                                                 -------------      -------------
    Gross profit                                                           786              1,068

Selling, general and administrative expenses                               665                904
Research and development expenses                                          196                211
                                                                 -------------      -------------
   Loss from operations                                                    (75)               (47)

Other expense:
    Interest, net                                                          (46)               (75)
                                                                 -------------      -------------
Loss before income taxes                                                  (121)              (122)
                                                                 -------------      -------------

Net loss                                                         $        (121)     $        (122)
                                                                 =============      =============


Net loss per share - basic and diluted                           $       (0.18)     $       (0.04)

Weighted average number of common shares - basic and diluted         3,610,000          3,610,000


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
           (UNAUDITED AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                                                 MARCH 31,       DECEMBER 31,
                                                                   2002             2001
                                                               ------------      ------------
                    ASSETS
Cash                                                           $      1,140      $        500
Trade accounts receivable, net of allowance for
    doubtful accounts of $56 and $46 at March 31,
    2002 and December 31, 2001, respectively                          1,847             1,406
Inventories, net                                                      1,035             1,458
Other current assets                                                    137                26
                                                               ------------      ------------
    Total current assets                                              4,159             3,390

Property and equipment, net                                             767               845
Other assets                                                            100               104
                                                               ------------      ------------


                                                               $      5,026      $      4,339
                                                               ============      ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                               $        408      $        709
Accrued expenses                                                        456               228
Current portion of long-term obligations                              2,140               595
                                                               ------------      ------------
    Total current liabilities                                         3,004             1,532

Noncurrent portion of long-term obligations                              --             1,640
Deferred tax liability                                                   17                17
                                                               ------------      ------------
   Total liabilities                                                  3,021             3,189

Convertible redeemable preferred stock (Note 8);
     no par value; 2,000,000 shares authorized;

     692,951 designated as Series A, 538,327 shares issued
     and outstanding, liquidation preference of $1,204;                  --             1,125

     692,951 designated as Series B, 571,639 shares issued
     and outstanding, liquidation preference of $1,229;               1,155                --

     692,951 designated as Series C, 1,000 shares issued
     and outstanding, liquidation preference of $1,000;                   2                --

Shareholders' Equity:
Common Stock; no par value; 15,000,000 shares
    authorized; 3,645,638 shares issued at
    March 31, 2002 and December 31, 2001                              8,247             7,303
Treasury Stock, at cost, 35,546 shares held
    at March 31, 2002 and December 31, 2001                            (123)             (123)
Accumulated deficit                                                  (7,276)           (7,155)
                                                               ------------      ------------
    Total shareholders' equity                                          848                25
                                                               ------------      ------------

Total liabilities and shareholders' equity                     $      5,026      $      4,339
                                                               ============      ============

    The accompanying notes are an integral part of the financial statements.

There have been no significant events or transactions since March 31, 2002.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                       For the three     For the three
                                                                        months ended      months ended
                                                                       March 31, 2002    March 31, 2001
                                                                       --------------    --------------
Cash Flows From Operating Activities:
Net loss                                                                $       (121)     $       (122)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                113               157
    Provision for bad debts                                                       10                11
Change in assets and liabilities:
    Accounts receivable                                                         (451)              711
    Inventories                                                                  435               217
    Other assets                                                                (114)             (124)
    Accounts payable and accrued expenses                                        (73)              142
                                                                        ------------      ------------
        Net cash (used in) provided by operating activities                     (201)              992
                                                                        ------------      ------------


Cash Flows From Investing Activities:
Acquisition of property and equipment                                            (40)              (52)
Investment in patents                                                             --                (5)
                                                                        ------------      ------------
    Net cash used in investing activities                                        (40)              (57)
                                                                        ------------      ------------


Cash Flows From Financing Activities:
Payments on borrowings                                                           (95)             (350)
Proceeds from issuance of preferred stock and warrants, net                      976                --
Proceeds from issuance of common stock                                            --                 5
                                                                        ------------      ------------
    Net cash provided by (used in) financing activities                          881              (345)
                                                                        ------------      ------------

Net increase in cash                                                             640               590
Cash at beginning of period                                                      500               936
                                                                        ------------      ------------
Cash at end of period                                                   $      1,140      $      1,526
                                                                        ============      ============

Supplemental Disclosure:
Interest paid                                                           $         24      $         15

Non-Cash Activities:
Issuance of warrants in connection with Series C preferred stock        $        245      $         --
Transfer of equipment to inventory held for resale                      $         12      $        118

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


QualMark Corporation (the "Company") was founded in 1991 and is a manufacturer and distributor of physical stress systems, as well as a provider of physical stress testing services. Physical stress systems rapidly and efficiently expose product design and manufacturing related failures of customer products and components, thereby providing manufacturers necessary information to improve product design, quality and reliability. The Company also provides physical stress testing services through its network of test centers.

NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2002 are not necessarily indicative of results for the remainder of 2002. Amounts at December 31, 2001 are derived from the Company's audited financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):



                                       March 31,       December 31,
                                        2002              2001
                                     ------------      ------------
Raw materials                        $        802      $        913
Work in process                                53                19
Finished goods                                230               576
Less: Allowance for obsolescence              (50)              (50)
                                     ------------      ------------
                                     $      1,035      $      1,458
                                     ============      ============

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank Borrowings

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2001 Form 10-KSB, Financial Statement Note 5.

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

The average interest rate for the three-month period ending March 31, 2002, for the term loan and revolving credit line was 7.08%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of March 31, 2002, there was no additional availability on the line of credit.

As of March 31, 2002, the balances of the revolving credit and term loan are $645,000 and $1,495,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. As of March 31, 2002, the Company was in compliance with all covenants contained in the Credit Agreement.

The Company had also determined that, during 2002, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2002, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

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

NOTE 5 -Loss Per Share

Basic loss per share is computed by dividing net loss is available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The calculation of basic and diluted earnings (loss) per share is as follows (in thousands):

Basic and diluted loss per share computation:



                                                          THREE MONTHS ENDED
                                                    -------------------------------
                                                     MARCH 31,          MARCH 31,
                                                        2002               2001
                                                    ------------       ------------
Net loss                                            $       (121)      $       (122)
Accretion of redeemable preferred stock,
preferred stock dividends, and beneficial
conversion feature                                           (32)               (27)
                                                    ------------       ------------
Deemed preferred stock dividend resulting from
conversion of  Series A preferred shares to
Series B preferred shares                                   (489)*               --
                                                    ------------       ------------
Net loss applicable
to common shareholders                                      (642)              (149)
                                                    ============       ============
Weighted average shares
Outstanding - basic                                        3,610              3,610
                                                    ============       ============
Net loss
per share - basic                                   $      (0.18)      $      (0.04)
                                                    ============       ============

Weighted average shares
Outstanding - basic                                        3,610              3,610
Dilutive stock options
and warrants                                                  --                 --
                                                    ------------       ------------
Weighted average shares
Outstanding - diluted                                      3,610              3,610
                                                    ============       ============
Net loss
per share - diluted                                 $      (0.18)      $      (0.04)
                                                    ============       ============

* On April 17, 2002 the Company issued a press release summarizing the quarter ending March 31,2002 earnings. In this release it was noted that the dividend resulting from the conversion of Series A preferred shares to Series B preferred shares was $1,793,000. Subsequently, the Company has determined that this dividend should have been $489,000 and the Company's final March 31, 2002 earning have been adjusted accordingly.

Options and warrants to purchase 1,758,267 and 1,471,423 shares of common stock and 572,640 and 465,116 preferred shares were excluded from dilutive stock option calculations for the quarters ended March 31, 2002 and 2001, respectively, as their inclusion would be antidilutive.

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

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for the fiscal year ended 2001 and there are no significant ongoing inter-segment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on revenue or gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands) as of and for the three months ended March 31, 2002:


                                 EQUIPMENT         ARTC            TOTAL
                                -----------     -----------     -----------
THREE MONTHS ENDED 3/31/02
--------------------------
Net revenue                     $     1,312     $       591     $     1,903
Gross profit                            553             233             786
Property and equipment, net             163             604             767

THREE MONTHS ENDED 3/31/01
--------------------------

Net revenue                     $     2,158     $       557     $     2,715
Gross profit                            950             118           1,068
Property and equipment, net             367             707           1,074


The following table shows sales by geographic area (in thousands) for the three months ended March 31, 2002 and 2001:

                               THREE MONTHS ENDED     THREE MONTHS ENDED
                                 MARCH 31, 2002         MARCH 31, 2001
                               ------------------     ------------------
United States                     $       1,354         $       1,847
International                               549                   868
                                  -------------         -------------

Total                             $       1,903         $       2,715
                                  =============         =============

NOTE 7 - Income Taxes

Refer to the Company's 2001 Form 10-KSB, Financial Statement Note 7.

NOTE 8 - Preferred Stock

Preferred Stock - Series A and Series B

On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, (refer to 2001 10-KSB, Financial Statement Note 8), for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock will have the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock in the accompanying 2002 financial statements. In addition, this beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002.

The reason for the exchange of the Series A shares for the Series B shares is to provide the Investor with a conversion rate that reflects current market prices.

As of March 31, 2002, the Series B preferred shares accumulated dividends in arrears of $1,300. Of the dividends in arrears at March 31, 2002, the Company anticipates a dividend payment of 626 Series B preferred shares at the liquidation price of $2.15 per share.

Preferred Stock - Series C

On March 27, 2002, the Company authorized the issuance of 1,000 shares of Series C, convertible, redeemable, cumulative, participating, no par preferred stock ("Series C preferred stock").

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $976,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stock holders can elect the option to redeem the Series C preferred stock. The accretion recorded was $2,000 in the quarter ending March 31, 2002. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

The holder of the Series C preferred stock have various rights and preferences as follows:

         Conversion -- These shares would not be convertible into common stock until after this transaction was presented to the shareholders for approval on May 10, 2002. The conversion terms of the Series C preferred stock will depend upon whether the shareholders voted to approve this transaction.

         If the shareholders voted to approve this transaction, the conversion price per share would have been determined by discounting the average closing price of the Company's stock on the Nasdaq Small Cap Market for the 10 days on which the stock had trading activity prior to March 11, 2002 by 30%. Based on the trading activity during this time period, the average price is $0.922 per share. The discounted price at the 30% rate would be $0.6454 per share.

         As the shareholders voted not to approve this transaction, the Investor may now convert its Series C preferred stock into shares of the Company's common stock at any time. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be determined by discounting the average price by 35% to $0.5993 per share. If for any reason prior to conversion the Company's common stock is no longer listed on the Nasdaq Small Cap Market, the 35% discounted conversion price would also apply. Due to the shareholders not approving this transaction, the applicable conversion terms result in a beneficial conversion feature approximately $741,000, which was recorded in the first quarter of 2002.

         Anti-Dilution Protection -- The Series C preferred stock conversion ratio is subject to adjustment, calculated in accordance with the Company's articles of incorporation, if the Company issues securities at a price per share that is less than the current conversion ratio of the Series C preferred stock. This feature could result in additional charges being recorded against net income (loss) applicable to common shareholders.

         Voting -- The Series C preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

         Dividends -- The Series C preferred stock accrue dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series A preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series A preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. As of March 31, 2002, the Series C preferred shares accumulated dividends in arrears of $1,000. Of the dividends in arrears at March 31, 2002, the Company anticipates a dividend payment of one Series C preferred share at the liquidation price of $1,000 per share.

         Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,001,000 at March 31, 2002.

         Mandatory Redemption -- The Series C preferred stock is redeemable at any time after April 1, 2007 at the option of the holders of the Series C preferred stock. The redemption price is equal to $1,000 per share to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holders of the Series C preferred stock, the Series C preferred stock can be converted into a debt obligation of the Company in a form acceptable to the holders of the Series C preferred stock.

Warrants

In connection with the Series C preferred stock transaction, the Investor received warrants to purchase shares of the Company's common stock. The number of warrants is 25% of the number of common shares into which the Series C preferred stock is convertible. Therefore, if this transaction is approved by the shareholders and the common stock continues to be listed on Nasdaq, the Investor will receive warrants to purchase 387,357 shares of common stock. If this transaction is not approved by the shareholders, or if the common stock is no longer listed on Nasdaq, the Investor will receive warrants to purchase 417,153 shares of common stock. In either case, the exercise price of the warrants is $1.265, and the warrants will have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrant has been recorded as an increase to common stock.

NOTE 9 - Legal Matters

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 was set and rescheduled to August 19, 2002 to resolve this matter. Although the Company believes it did not breach the September 30, 1995 agreement, and will actively defend its position, no guarantee can be given on the ultimate outcome. Management does not believe the results of this arbitration will have a material impact on the Company's financial position or results of operations.

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

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2002

Revenue

Net revenue decreased $812,000 or 29.9% from $2,715,000 in the three months ended March 31, 2001 to $1,903,000 for the three months ended March 31, 2002.

Equipment revenue decreased $846,000 or 39.2% from $2,158,000 in the three-month period ended March 31, 2001 to $1,312,000 in the three months ended March 31, 2002. Sixteen OVS units were sold in the first three months of 2001 compared to nine OVS units sold in the first three months of 2002. The decrease in sales for the period ended March 31, 2002 primarily occurred due to the prevalent conservative domestic economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. Of the units sold in the quarter ended March 31, 2002, four represented international sales versus six international sales for the quarter ended March 31, 2001. The international market remains stable providing 41.5% of the Company's equipment revenue for the three months ended March 31, 2002 versus 37.9% for the three months ended March 31, 2001.

On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH ("Weiss Technik"), the world leader in environmental test chambers. The partnership is expected to significantly enhance QualMark's revenue stream while establishing the Company as a full-line provider of test products and services. Based in Reiskirchen-Lindenstruth, Germany, Weiss Technik is the world's largest maker of environmental test chambers with annual revenue of US $150 million, and is a member of the Schunk Group with annual revenue of US $700 million. Under terms of the agreement, QualMark becomes Weiss Technik's exclusive marketing partner in the United States and Canada. During the first quarter of 2002, the Company sold two standard Weiss units. The units represented 2.3% of the Company's equipment revenue.

Test center revenue increased $34,000 or 6.1% from $557,000 in the three months ended March 31, 2001 to $591,000 in the three months ended March 31, 2002. The Company operated five test centers, maintained one strategic domestic partnership, and three strategic partnership test center operations in Europe during 2002 versus six test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2001. The Company primarily attributes the increase in ARTC lab revenue to the strategic partnership with NTS in Detroit, MI.

Gross Profit

Total gross margin for the three months ended March 31, 2002 was 41.3%. This compares to a gross margin of 39.3% for the three months ended March 31, 2001. The increase in gross margin for the three-month period is primarily due to the partnership instituted with NTS in Detroit, MI. During the first quarter 2002, the Company was in the process of closing the Florida test center in order to optimize overall test center margins by minimizing overhead. The Company believes that these changes will result in improved margins as the economic climate improves. The Company also experienced changes in product mix, in which a larger number of higher dollar components were sold yielding higher margins for the three month period ending March 31, 2002. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses decreased $254,000 or 22.8% to $861,000 for the three months ended March 31, 2002 from $1,115,000 for the three months ended March 31, 2001.

     Selling, general and administrative expenses decreased $239,000 or 26.4% to $665,000 in the three months ended March 31, 2002 from $904,000 for the three months ended March 31, 2001. Expenses in the first quarter 2002 decreased primarily due to the significant reduction in department personnel, in response to the economic down turn during 2001. Included in the selling, general, and administrative expenses are sales and marketing expenses, which decreased 45.9% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease is attributed to the Company's reorganization of international sales and "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2001. Also, the Company has strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize all related sales expenses, and to ensure that additional sales costs are relative to sales demand. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $15,000 or 7.1% to $196,000 for the three months ended March 31, 2002 from $211,000 for the three months ended March 31, 2001. The decrease is primarily attributed to a lower number of active engineering projects during the first quarter of 2002. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Liquidity and Capital Resources

     During the three months ended March 31, 2002, the Company used $201,000 of cash from operating activities (primarily reflecting increases in working capital), invested $40,000 for equipment, repaid $95,000 of commercial bank borrowings and $2,000 of capital lease obligations. The Company also received net proceeds of $976,000 for the issuance of preferred stock, refer to Financial Statement Note 8. Together, these activities resulted in a cash increase of $640,000, for an ending balance of $1,140,000 at March 31, 2002. During the three months ended March 31, 2001, the Company generated $992,000 of cash from operating activities, invested $52,000 for equipment and $5,000 for patents, repaid $350,000 to commercial banks, and $11,000 for capital lease obligations. Employees and investors exercised options of common stock for proceeds of $5,000. Together, these activities resulted in a cash increase of $590,000 for an ending balance of $1,526,000 at March 31, 2001.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

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

The average interest rate for the three-month period ending March 31, 2002, for the term loan and revolving credit line was 7.08%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of March 31, 2002, there was no additional availability on the line of credit.

As of March 31, 2002, the balances of the revolving credit and term loan are $645,000 and $1,495,000, respectively.

The Company must maintain certain financial and other covenants in order to draw amounts available under the revolving line of credit. As of March 31, 2002, the Company was in compliance with financial covenants contained in the Credit Agreement.

As required by the renegotiated Credit Agreement the Company will make monthly principal payments, beginning February 28, 2002, of $50,000 on the term loan. The Company had also determined that, during 2002, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2002, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2002 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2002. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of $1 million of preferred stock, provide adequate capital resources to fund its operations, 2002 debt repayments and working capital needs through at least the end of the first quarter of 2003 and into the second quarter of 2003. The Company's inability to modify or replace its debt when it comes due on March 15, 2003, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

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

Nasdaq Market Listing

On March 20, 2002 the Company was notified by The Nasdaq Stock Market that a Nasdaq Listing Qualifications Panel found that QualMark had presented a definitive plan that would enable it to evidence compliance with all requirements for continued listing on the Nasdaq SmallCap Market within a reasonable period of time and sustain compliance with those requirements over the long term. The Panel determined to continue the listing of the Company's stock on The Nasdaq SmallCap Market if it complied with certain undertakings. On March 27, 2002 the Company, in reliance upon this notification, completed a $1 million preferred stock financing transaction with The Roser Partnership III which provided that if shareholder approval was not obtained for the stock issuance, the preferred stock would convert on a different basis than if shareholder approval was obtained. Although the Company complied with the undertakings established by Nasdaq, on May 9, 2002 the Nasdaq Stock Market notified the Company that this transaction, which was initially approved by Nasdaq, did not meet the requirements of a staff interpretation of the shareholder approval requirements. According to IM-4350-2, first published March 7, 2002, if the terms of a transaction can change based upon the outcome of a shareholder vote, no shares may be issued prior to shareholder approval. The Company will immediately apply for listing on the OTC Electronic Bulletin Board.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,140,000 Credit Agreement Refer to Financial Statement Note 3. Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2002 would be an annual increase or decrease of approximately $21,000 in interest expense for a twelve-month period.

During 2001, revenue generated from foreign sales are payable in United States dollars, thus no foreign exchange rate risk exists. However, the strategic sales agreement executed with Weiss Technik in 2001, will result in payments of Euros. These Weiss Technik transactions could result in foreign exchange rate risk. As of March 31, 2002, the Company did not incur material charges relating to exchange rate risk.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

         On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 was set and rescheduled to August 19, 2002 to resolve this matter. Although the Company believes it did not breach the September 30, 1995 agreement, and will actively defend its position, no guarantee can be given on the ultimate outcome. Management does not believe the results of this arbitration will have a material impact on the Company's financial position or results of operations.

Item 2   Changes in Securities

         Series A preferred shares exchanged for Series B preferred shares:

         On March 27, 2002 an existing common stock investor exchanged its 571,013 outstanding shares of Series A preferred stock, refer to 2001 10-KSB, Financial Statement Note 8, for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock will have the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 instead of $2.15. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The reason for the exchange of the Series A shares for the Series B shares is to provide the Investor with a conversion rate that more accurately reflects current market prices.

         Series C preferred shares issued:

         On March 27, 2002, the Company authorized the issuance of 1,000 shares of Series C, convertible, redeemable, cumulative, participating, no par preferred stock. On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $976,000. The holder of the Series C preferred stock have various rights and preferences as detailed in Financial Statement Note 8.


Item 3   Defaults upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 10, 2002:

    (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

         Nominee                            For                                Withheld
         -------                            ---                                --------
         Charles D. Johnston                2,966,423                          116,125
         James LD Roser                     2,966,423                          116,125
         Alan Valenti                       2,956,023                          126,525
         H. Robert Gill                     2,966,423                          116,125
         William Sanko                      2,966,423                          116,125

    (b) Arthur Andersen LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 2002, by a vote of 2,675,776 shares in favor, 257,294 shares against, and 149,478 shares withheld. The Company's Board of Directors and Audit Committee will closely monitor the events regarding Arthur Andersen LLP and, on an ongoing basis, determine the need for a change in independent public accountants throughout the year.

    (c) The issuance of securities to Roser Ventures, LLC did not represent a quorum, with 1,407,627 shares in favor, 96,361 shares against, and 1,548,460 shares not voted. It was determined that no further shareholder action would be taken regarding this issue and that the transaction terms would be executed based on the March 27, 2002 agreement. (Refer to Financial Statement Note 8, and Exhibit 10.22)

Item 5   Other Information

         On May 9, 2002 the Nasdaq Stock Market notified the Company that the Series C preferred stock transaction (refer to Financial Statement Note
         8), which was initially approved by Nasdaq, did not meet the requirements of a staff interpretation of the shareholder approval requirements. According to IM-4350-2, first published March 7, 2002, if the terms of a transaction can change based upon the outcome of a shareholder vote, no shares may be issued prior to shareholder approval. The Company is currently listed on the OTC Electronic Bulletin Board as QMRK.

Item 6   Exhibits and Reports on Form 8-K.


   (a) Exhibits - See Index to Exhibits

   (b) Reports on Form 8-K during the quarter ended March 31, 2002:

         On January 17, 2002 the Company received a letter from Nasdaq notifying the Company of Nasdaq's intent to delist the Company as of January 25, 2002. The delisting notification stated that the Company was no longer in compliance with either the minimum $2,000,000 in net tangible assets or $2,500,000 in stockholders equity requirement for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310C(2)(B). On January 23, 2002 the Company announced that it had requested a hearing to appeal a Nasdaq staff determination that the Company's common stock is subject to potential delisting from the Nasdaq Small Cap Market. QualMark is appealing the Nasdaq determination and will be presenting a plan to the Nasdaq for achieving the requirements for continued listing. Under Nasdaq rules a hearing request will stay the delisting of the Company's securities pending the Panel's decision. The Company is requesting an oral hearing allowing the common stock to continue to trade on the Nasdaq SmallCap Market. There can be no assurances that Nasdaq will grant the Company's request for continued listing. If Nasdaq should not rule in favor of the Company QualMark intends for its stock to be traded on the OTC Bulletin Board.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation


Date:  May 14, 2002                       By: /s/ CHARLES D. JOHNSTON
       ---------------                        ----------------------------------
                                              Charles D. Johnston
                                              President, Chief Executive Officer


Date:  May 14, 2002                       By: /s/ ANTHONY A. SCALESE
       ---------------                        ----------------------------------
                                              Anthony A. Scalese
                                              VP of Finance & Administration
                                              & Principal Accounting Officer

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

                 10.21      Fourth Amendment to Promissory Notes and Seventh
                            Amendment to Loan(10) Agreement dated January 31,
                            2002 by and between QualMark and U.S. Bank National
                            Association. (10)

                 10.22      Series C Preferred Stock Purchase Agreement dated
                            March 27, 2002

                 10.23      Series C Preferred Stock Certificate of Designations

                 10.24      Series B Preferred Stock Certificate of Designations

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

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.