Form 10QSB
period 2002-06-30
QUALMARK CORP
filed 2002-08-13
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                               ------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                          to
                              -------------------------   ---------------------

Commission file number              0-28484
                       --------------------------------------------------------

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Colorado                                           84-1232688
--------------------------------------------               -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

    1329 West 121st Avenue, Denver, CO                          80234
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip
Code)

(Issuer's telephone number)                  (303) 254-8800
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

The number of shares of no par value common stock at July 26, 2002 is 3,610,092.

    Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                FOR THE THREE     FOR THE THREE    FOR THE SIX       FOR THE SIX
                                                                MONTHS ENDED      MONTHS ENDED     MONTHS ENDED      MONTHS ENDED
                                                                JUNE 30, 2002     JUNE 30, 2001    JUNE 30, 2002     JUNE 30, 2001
                                                               --------------    --------------    --------------    --------------
Net revenue                                                    $        2,084    $        2,604    $        3,987    $        5,319
Cost of sales                                                           1,189             1,541             2,306             3,188
                                                               --------------    --------------    --------------    --------------
    Gross profit                                                          895             1,063             1,681             2,131

Selling, general and administrative expenses                              824             1,011             1,489             1,915
Research and development expenses                                         189               202               385               413
                                                               --------------    --------------    --------------    --------------
   Loss from operations                                                  (118)             (150)             (193)             (197)

Other expense:
    Interest, net                                                         (49)              (45)              (95)             (120)
                                                               --------------    --------------    --------------    --------------
Loss before income taxes                                                 (167)             (195)             (288)             (317)

Provision for income taxes                                                 --               600                --               600
                                                               --------------    --------------    --------------    --------------

Net loss                                                       $         (167)   $         (795)   $         (288)   $         (917)
                                                               ==============    ==============    ==============    ==============


Net loss per share - basic and diluted                         $        (0.07)   $        (0.23)   $        (0.25)   $        (0.27)

Weighted average number of common shares - basic and diluted        3,610,000         3,610,000         3,610,000         3,610,000


               The accompanying notes are an integral part of the
                             financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
            (UNAUDITED AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                JUNE 30, 2002    DECEMBER 31, 2001
                                                              ----------------   -----------------
                       ASSETS
Cash                                                                     1,179                 500
Trade accounts receivable, net of allowance for
    doubtful accounts of $106 and $46 at June 30,
    2002 and December 31, 2001, respectively                             1,940               1,406
Inventories, net                                                           554               1,458
Other current assets                                                       120                  26
                                                              ----------------    ----------------
    Total current assets                                                 3,793               3,390

Property and equipment, net                                                700                 845
Other assets                                                                83                 104
                                                              ----------------    ----------------


Total Assets                                                             4,576               4,339
                                                              ================    ================


          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                           349                 709
Accrued expenses                                                           374                 228
Current portion of long-term obligations                                 1,990                 595
                                                              ----------------    ----------------
    Total current liabilities                                            2,713               1,532

Noncurrent portion of long-term obligations                                 --               1,640
Deferred tax liability                                                      17                  17
                                                              ----------------    ----------------
   Total liabilities                                                     2,730               3,189
                                                              ----------------    ----------------

Convertible redeemable preferred stock (Note 8);
     no par value; 2,000,000 shares authorized;

     692,951 designated as Series A, 538,327 shares issued
     and outstanding, liquidation preference of $1,204;                     --               1,125

     692,951 designated as Series B, 571,013  shares issued
     and outstanding, liquidation preference of $1,254;                  1,183                  --

     2,000 designated as Series C, 1,000 shares issued
     and outstanding, liquidation preference of $1,021;                     50                  --

Shareholders' Equity:
Common Stock; no par value; 15,000,000 shares
    authorized; 3,645,638 shares issued at
    June 30, 2002 and December 31, 2001                                  8,179               7,303
Treasury Stock, at cost, 35,546 shares held
    at June 30, 2002 and December 31, 2001                                (123)               (123)
Accumulated deficit                                                     (7,443)             (7,155)
                                                              ----------------    ----------------
    Total shareholders' equity                                             613                  25
                                                              ----------------    ----------------

Total liabilities and shareholders' equity                               4,576               4,339
                                                              ================    ================


               The accompanying notes are an integral part of the
                             financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                 FOR THE SIX       FOR THE SIX
                                                                 MONTHS ENDED      MONTHS ENDED
                                                                JUNE 30, 2002      JUNE 30, 2001
                                                               ---------------    ---------------
Cash Flows From Operating Activities:
Net loss                                                       $          (288)   $          (917)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                          207                292
    Loss on disposal of equipment                                            1
    Deferred income tax provision                                           --                600
    Provision for obsolete inventory                                        50                 --
    Provision for bad debts                                                 26               (123)
    Stock option expense                                                     8                 --
Change in assets and liabilities:
    Accounts receivable                                                   (584)             1,180
    Inventories                                                            890                  5
    Other assets                                                           (80)              (107)
    Accounts payable and accrued expenses                                 (214)               (41)
                                                               ---------------    ---------------
        Net cash  provided by operating activities                          16                889


Cash Flows From Investing Activities:
Acquisition of property and equipment                                      (68)               (63)
Investment in patents                                                       --                 (5)
                                                               ---------------    ---------------
    Net cash used in investing activities                                  (68)               (68)


Cash Flows From Financing Activities:
Payments on borrowings                                                    (245)            (1,266)
Proceeds from issuance of preferred stock and warrants, net                976                 --
Proceeds from issuance of common stock                                      --                  5
                                                               ---------------    ---------------
    Net cash provided by (used in) financing activities                    731             (1,261)

Net increase (decrease)  in cash                                           679               (440)
Cash at beginning of period                                                500                936
                                                               ---------------    ---------------
Cash at end of period                                          $         1,179    $           496
                                                               ===============    ===============

Supplemental Disclosure:
Interest paid                                                  $            65    $            83

Non-Cash Activities:
Transfer of equipment held for resale                          $            12                 --

Deemed  preferred  stock dividend  resulting from conversion
of Series A preferred shares to Series B preferred shares      $           489                 --
Redeemable preferred stock dividends declared                  $            71    $            45
Accretion of preferred stock                                   $            61    $             9

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

The interim financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2002 are not necessarily indicative of results for the remainder of 2002. Amounts at December 31, 2001 are derived from the Company's audited financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                                           JUNE 30,       DECEMBER 31,
                                                                            2002             2001
                                                                        -------------    -------------
                                     Raw materials                      $         569    $         913
                                     Work in process                               19               19
                                     Finished goods                                42              576
                                     Less: Allowance for obsolescence             (76)             (50)
                                                                        -------------    -------------
                                                                        $         554    $       1,458
                                                                        =============    =============

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank Borrowings

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2001 Form 10-KSB, Financial Statement Note 5.

During 2001, there were various renegotiations of the Credit Agreement. Among other changes, the term loan was increased to $2,000,000 with required monthly payments of $45,000 and the revolving credit line was reduced to $1,000,000. On January 31, 2002, the Company renegotiated its Credit Agreement with the bank. Among other changes, this amendment to the Credit Agreement extends the maturity date for both the line of credit and the term loan to March 15, 2003, increased the monthly principal payments on the term loan from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002. On July 18, 2002 the Credit Agreement was amended, in which the monthly term loan principal payments increased from $50,000 to $55,000, beginning on July 31, 2002.

The average interest rate for the six-month period ending June 30, 2002, for the term loan and revolving credit line was 7.42%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of June 30, 2002, there was no additional availability on the line of credit.

As of June 30, 2002, the balances of the revolving credit and term loan are $645,000 and $1,345,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of June 30, 2002, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending June 30, 2002.

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

The calculation of basic and diluted loss per share is as follows (in thousands):

Basic and diluted loss per share computation:

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED

                                                 JUNE 30, 2002      JUNE 20, 2001      JUNE 30, 2002      JUNE 20, 2001
                                                ---------------    ---------------    ---------------    ---------------
Net loss                                        $          (167)   $          (795)   $          (288)   $          (917)
Accretion of redeemable preferred  stock,
preferred stock dividends, and beneficial
conversion feature                                         (100)               (27)              (132)               (54)

Deemed preferred stock dividend resulting
from conversion of Series A preferred shares
to Series B preferred hares                                  --                 --               (489)                --
                                                ---------------    ---------------    ---------------    ---------------

Net loss applicable to common shareholders                 (267)              (822)              (909)              (971)
                                                ===============    ===============    ===============    ===============

Weighted average shares outstanding - basic               3,610              3,610              3,610              3,610
                                                ===============    ===============    ===============    ===============

Net loss per share - basic                      $         (0.07)   $         (0.23)   $         (0.25)   $         (0.27)
                                                ===============    ===============    ===============    ===============


Weighted average shares outstanding - basic               3,610              3,610              3,610              3,610

Dilutive stock options and warrants                          --                 --                 --                 --
                                                ---------------    ---------------    ---------------    ---------------

Weighted average shares outstanding - diluted             3,610              3,610              3,610              3,610
                                                ===============    ===============    ===============    ===============

Net loss per share - diluted                    $         (0.07)   $         (0.23)   $         (0.25)   $         (0.27)
                                                ===============    ===============    ===============    ===============

Options and warrants to purchase 1,823,767 and 1,378,535 shares of common stock and 584,169 (3,063,909 if converted to common shares, refer to Note 8) and 538,327 (538,327 if converted to common shares, refer to Note 8 ) preferred shares were excluded from dilutive stock option calculations for the three and six month periods ended June 30, 2002 and 2001, respectively, as their inclusion would be antidilutive.

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

The table below summarizes information about reported segments (in thousands) as of and for the three months ended June 30, 2002 and 2001:

                                                 EQUIPMENT         ARTC             TOTAL
                                               -------------   -------------    -------------
                 THREE MONTHS ENDED 6/30/02
                 Net revenue                   $       1,786   $         298    $       2,084
                 Gross profit                            899              (4)             895
                 Property and equipment, net             170             530              700

                 THREE MONTHS ENDED 6/30/01
                 Net revenue                   $       1,977   $         627    $       2,604
                 Gross profit                            892             171            1,063
                 Property and equipment, net             312             644              956

The table below summarizes information about reported segments (in thousands) as of and for the six months ended June 30, 2002 and 2001:

                                                 EQUIPMENT         ARTC            TOTAL
                                               -------------   -------------   -------------
                 SIX MONTHS ENDED 6/30/02
                 Net revenue                   $       3,098   $         889   $       3,987
                 Gross profit                          1,452             229           1,681
                 Property and equipment, net             170             530             700

                 SIX MONTHS ENDED 6/30/01
                 Net revenue                   $       4,135   $       1,184   $       5,319
                 Gross profit                          1,842             289           2,131
                 Property and equipment, net             312             644             956

The following table shows sales by geographic area (in thousands) for the three months ended June 30, 2002 and 2001:

                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                  JUNE 30, 2002         JUNE 30, 2001
                                 ---------------        ---------------
                 United States   $         1,038        $         2,040
                 International             1,046                    564
                                 ---------------        ---------------

                 Total           $         2,084        $         2,604
                                 ===============        ===============

The following table shows sales by geographic area (in thousands) for the six months ended June 30, 2002 and 2001:

                                 SIX MONTHS ENDED      SIX MONTHS ENDED
                                  JUNE 30, 2002          JUNE 30, 2001
                                 ---------------        ---------------
                 United States   $         2,392        $         3,887
                 International             1,595                  1,432
                                 ---------------        ---------------

                 Total           $         3,987        $         5,319
                                 ===============        ===============

NOTE 7 - Income Taxes

Refer to the Company's 2001 Form 10-KSB, Financial Statement Note 7.

NOTE 8 - Preferred Stock

Preferred Stock - Series A and Series B

On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, (refer to 2001 10-KSB, Financial Statement Note 8), for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock in the accompanying 2002 financial statements. In addition, this beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002.

The reason for the exchange of the Series A shares for the Series B shares is to provide the Investor with a conversion rate that reflects current market prices.

As of June 30, 2002, the Series B preferred shares accumulated dividends in arrears of $26,000. Of the dividends in arrears at June 30, 2002, the Company anticipates a dividend payment of 12,135 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2002.

Preferred Stock - Series C

On March 27, 2002, the Company authorized the issuance of 1,000 shares of Series C, convertible, redeemable, cumulative, participating, no par preferred stock ("Series C preferred stock").

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $976,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stock holders can elect the option to redeem the Series C preferred stock. The accretion recorded for the six month period ending June 30, 2002 was $53,000. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

The holder of the Series C preferred stock have various rights and preferences as follows:

    Conversion -- As the shareholders abstained from voting on this transaction, the Investor may now convert its Series C preferred stock into shares of the Company's common stock at any time. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be determined by discounting the average price by 35% to $0.5993 per share. If for any reason prior to conversion the Company's common stock is no longer listed on the Nasdaq Small Cap Market, the 35% discounted conversion price would also apply. Due to the shareholders not approving this transaction, the applicable conversion terms result in a beneficial conversion feature of approximately $741,000, which was recorded in the first quarter of 2002, and is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock.

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

    Dividends -- The Series C preferred stock accrue dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series A preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series A preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. As of June 30, 2002, the Series C preferred shares accumulated dividends in arrears of $21,000. Of the dividends in arrears at June 30, 2002, the Company anticipates a dividend payment of 21 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2002.

    Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,021,000 at June 30, 2002.

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

Warrants

In connection with the Series C preferred stock transaction, the Investor received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock.

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

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2002

Revenue

Net revenue decreased $520,000 or 20.0% from $2,604,000 in the three months ended June 30, 2001 to $2,084,000 for the three months ended June 30, 2002.

Equipment revenue decreased $191,000 or 9.7% from $1,977,000 in the three-month period ended June 30, 2001 to $1,786,000 in the three months ended June 30, 2002. Thirteen OVS units were sold in the second quarter of 2001 compared to eleven OVS units sold in the second quarter of 2002. The decrease in sales for the period ended June 30, 2002 primarily occurred due to the prevalent conservative domestic economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. Of the units sold in the quarter ended June 30, 2002, eight represented international sales versus four international sales for the quarter ended June 30, 2001. The international market continues to grow providing 58.6% of the Company's equipment revenue for the three months ended June 30,2002 versus 28.4% for the three months ended June 30, 2001.

On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH ("Weiss Technik"), the world leader in environmental test chambers. The partnership is expected to significantly enhance QualMark's revenue stream while establishing the Company as a full-line provider of test products and services. Based in Reiskirchen-Lindenstruth, Germany, Weiss Technik is the world's largest maker of environmental test chambers with annual revenue of US $150 million, and is a member of the Schunk Group with annual revenue of US $700 million. Under terms of the agreement, QualMark becomes Weiss Technik's exclusive marketing partner in the United States and Canada. During the second quarter of 2002, the Company sold one standard Weiss units and one special order unit, in which the Company received a commission. Total Weiss revenue represented 3.4% of the Company's equipment revenue for the second quarter of 2002.

Test center revenue decreased $329,000 or 52.5% from $627,000 in the three months ended June 30, 2001 to $298,000 in the three months ended June 30, 2002. The Company operated four test centers, maintained one strategic domestic partnership, and three strategic partnership test center operations in Europe during 2002 versus six test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2001. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry. Also during the second quarter of 2002, the Company suffered a loss of one direct sales personnel in a key test center market. During 2002, the Company strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize sales related expenses. The independent sales representatives have taken longer than expected to learn the sales cycle associated with the Company's test center markets. The Company is continually training and assisting in direct customer sales calls with the independent sales representatives, and believes this process will continue through the third quarter 2002, but can not give any assurances on the ultimate outcome of test center revenue.

Gross Profit

Total gross margin for the three months ended June 30, 2002 was 42.9%. This compares to a gross margin of 40.8% for the three months ended June 30, 2001. The increase in gross margin for the three-month period is primarily due to the test center partnership instituted in Detroit, Michigan with a large national testing service, changes in product sales mix, in which a larger number of higher dollar components were sold yielding higher margins, and a decrease in average sales discounts given for the three month period ending June 30, 2002. Also during the first quarter 2002, the Company closed the Florida test center in order to optimize overall test center margins by minimizing overhead. These changes have resulted in improved margins. The Company is currently examining a new model for its test center line of business, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This model may result in decreased test center revenue, but should produce higher gross profits. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses decreased $200,000 or 16.5% to $1,013,000 for the three months ended June 30, 2002 from $1,213,000 for the three months ended June 30, 2001.

    Selling, general and administrative expenses decreased $187,000 or 18.5% to $824,000 in the three months ended June 30, 2002 from $1,011,000 for the three months ended June 30, 2001. Expenses in the second quarter 2002 decreased primarily due to the significant reduction in department personnel, in response to the economic down turn during 2001 continuing through 2002. Included in the selling, general, and administrative costs was a $20,000 charge for severance related expenses, as the Company continues to "right size" its operations against revenues, and $160,000 in arbitration related expenses (refer to Note 9 of the

Financial Statements). If the Company had not incurred the additional $20,000 in severance costs and $160,000 in arbitration related expenses, the decrease in the second quarter selling, general, and administrative would be $367,000 or
36.3 %. A large component of selling, general, and administrative expenses are sales and marketing expenses, which decreased 41% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease is attributed to the Company's reorganization of international sales and "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2002. Also, the Company has strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize all related sales expenses, and to ensure that additional sales costs are relative to sales demand. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $13,000 or 6.4% to $189,000 for the three months ended June 30, 2002 from $202,000 for the three months ended June 30, 2001. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the second quarter 2002, the Company made active advancements towards developing new HALT/HASS related products. The Company anticipates a fourth quarter 2002 release date for these new products, although no assurances can be given.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2002

Revenue

Net revenue decreased $1,332,000 or 25.0% from $5,319,000 in the six months ended June 30, 2001 to $3,987,000 for the six months ended June 30, 2002.

Equipment revenue decreased $1,037,000 or 25.1% from $4,135,000 in the six-month period ended June 30, 2001 to $3,098,000 in the six months ended June 30, 2002. Twenty-nine OVS units were sold in the first six months of 2001 compared to twenty OVS units sold in the first six months of 2002. The decrease in sales for the six months ended June 30, 2002 primarily occurred due to the prevalent conservative domestic economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. Of the units sold in the six months ended June 30, 2002, twelve represented international sales versus ten international sales for six months ended June 30, 2001. The international market continues to grow providing 51.4% of the Company's OVS system sales for the six months ended June 30,2002 versus 33.4% for the six months ended June 30, 2001.

During the six months ended June 30, 2002, the Company sold three standard Weiss units and one special order unit, in which the Company received a commission. Total Weiss revenue represented 2.9% of the Company's equipment revenue.

Test center revenue decreased $295,000 or 24.9% from $1,184,000 in the six months ended June 30, 2001 to $889,000 in the six months ended June 30, 2002. The Company operated four test centers, maintained one strategic domestic partnership, and three strategic partnership test center operations in Europe during 2002 versus six test centers in the U.S. and four strategic partnership operations in Europe during the same period in 2001. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry. Also during the second quarter of 2002 the Company suffered a loss of one direct sales personnel in a key test center market. During 2002, the Company strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize sales related expenses. The independent sales representatives have taken longer than expected to learn the sales cycle associated with the Company's test center markets. The Company is continually training and assisting with direct customer sales calls for the independent sales representatives, and believes this process will continue through the third quarter, but can not give any assurance on the ultimate outcome of test center revenue.

Gross Profit

Total gross margin for the six months ended June 30, 2002 was 42.2%. This compares to a gross margin of 40.1% for the six months ended June 30, 2001. The increase in gross margin for the six month period is primarily due to the test center partnership instituted with NTS in Detroit, Michigan with a large national testing service, changes in product sales mix, in which a larger number of higher dollar components were sold yielding higher margins, and a decrease in average sales discounts given for the six month period ending June 30, 2002. Also during the first quarter 2002, the Company closed the Florida test center in order to optimize overall test center margins by minimizing overhead. These changes have resulted in improved margins. The Company is currently examining a new model for its test center line of business, in which additional partnerships maybe entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This model may result in decreased test center revenue, but should produce higher gross profits. Management continues to place emphasis on improving product mix, manufacturing utilization, and overhead management.

Operating Expenses

Total operating expenses decreased $454,000 or 19.5% to $1,874,000 for the six months ended June 30, 2002 from $2,328,000 for the six months ended June 30, 2001.

Selling, general and administrative expenses decreased $426,000 or 22.2% to $1,489,000 in the six months ended June 30, 2002 from $1,915,000 for the six months ended June 30, 2001. Expenses in the six months ended 2002 decreased primarily due to the significant reduction in department personnel, in response to the economic down turn during 2001 continuing through 2002. Included in the selling, general, and administrative costs for the six months ended 2002 was a $20,000 charge for severance related expenses, as the Company continues to "right size" its operations against revenues and $165,000 in arbitration related expenses (refer to Note 9 of the Financial Statements). If the Company had not incurred the additional $20,000 in severance costs and $165,000 in arbitration related expenses, the decrease in the six months ended June 30, 2002 quarter selling, general, and administrative would be $611,000 or 31.9%. A large component of selling, general, and administrative expenses are sales and marketing expenses, which decreased 43.6% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease is attributed to the Company's reorganization of international sales and "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2002. Also, the Company has strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize all related sales expenses, and to ensure that additional sales costs are relative to sales demand. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $28,000 or 6.8% to $385,000 for the six months ended June 30, 2002 from $413,000 for the six months ended June 30, 2001. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the second quarter 2002, the Company made active advancements towards developing new HALT/HASS related products. The Company anticipates a fourth quarter 2002 release date for these new products, although no assurances can be given at this time.


Liquidity and Capital Resources

    During the six months ended June 30, 2002, the Company generated $16,000 of cash from operating, invested $68,000 for equipment, and repaid $245,000 of commercial bank borrowings. The Company also received net proceeds of $976,000 for the issuance of preferred stock, refer to Financial Statement Note 8. Together, these activities resulted in a cash increase of $679,000, for an ending balance of $1,179,000 at June 30, 2002. During the six months ended June 30, 2001, the Company generated $889,000 of cash from operating activities, invested $63,000 for equipment and $5,000 for patents, and repaid $1,266,000 to commercial banks. Employees and investors exercised options of common stock for proceeds of $5,000. Together, these activities resulted in a cash decrease of $440,000 for an ending balance of $496,000 at June 30, 2001.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

During 2001, there were various renegotiations of the Credit Agreement. Among other changes, the term loan was increased to $2,000,000 with required monthly payments of $45,000 and the revolving credit line was reduced to $1,000,000. On January 31, 2002, the Company renegotiated its Credit Agreement with the bank. Among other changes, this amendment to the Credit Agreement extends the maturity date for both the line of credit and the term loan to March 15, 2003, increased the monthly principal payments on the term loan from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002. On July 18, 2002 the Credit Agreement was amended, in which the monthly term loan principal payments increased from $50,000 to $55,000, beginning on July 31, 2002.

The average interest rate for the six-month period ending June 30, 2002, for the term loan and revolving credit line was 7.42%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of June 30, 2002, there was no additional availability on the line of credit.

As of June 30, 2002, the balances of the revolving credit and term loan are $645,000 and $1,345,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of June 30, 2002, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending June 30, 2002. The Company can not give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement the Company will make monthly principal payments, beginning July 31, 2002, of $55,000 on the term loan. The Company had also determined that, during 2002, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2002, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2002 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2002. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of $1 million of preferred stock, provide adequate capital resources to fund its operations, 2002 debt repayments, and working capital needs, through at least the end of the second quarter of 2003. The Company's inability to modify or replace its debt when it comes due on March 15, 2003, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While their can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

Business Environment

If we are unable to compete effectively, our business would be harmed. Our products compete on the basis of the following key characteristics:

         Performance
         Functionality
         Reliability
         Pricing
         Quality
         Time-to-market delivery
         Compliance with industry standards

While we believe that we currently compete favorably with respect to these characteristics, this may change in the future. If we fail to address our competitive challenges, there could be a material adverse effect on our business, financial condition and results of operations.

We have experienced, and may continue to experience, fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, including: variations in the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing costs, capacities and efficiencies; capacity and production constraints, including constraints associated with single-source part suppliers; product failures; competitive factors, including pricing, availability and demand for competing products; cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions; cancellations or rescheduling of customer orders and shipments due to changes in demand; warranty expenses; the availability and cost of parts; the timing, availability and sale of new products by us or our competitors; changes in the mix of products having differing gross margins; changes in average sales prices; long sales cycles associated with our products;

variations in product development and other operating expenses; discounts given to certain customers for large volume purchases; and high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall. Our sales to customers are usually made under purchase orders with short delivery requirements. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future.

Suppliers

A limited number of critical parts used in our products are available from only one or a limited number of outside suppliers due to unique part designs as well as certain quality and performance requirements. Because of the nature of our business we are not able to purchase with any significant volume for individual parts, for volume discounts we have had to order a mix of parts from a single source. We have experienced, and may continue to experience, shortages of single-sourced parts. Shortages could compel us to adjust our product designs and production schedules. If single-sourced parts become unavailable in sufficient quantities, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable parts from other sources and "retune" our products to function with the replacement parts, or we may be required to redesign our products to use other parts, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced parts exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced part could force us to repair or replace a product utilizing replacement parts. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we cannot obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

International Operations

There are many risks associated with international operations, including the following: compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, as well as health and safety requirements; differences in intellectual property protections; longer accounts receivable collection cycles; currency fluctuations; terrorists attacks on American companies; economic instability, including inflation and interest rate fluctuations; competition from foreign competitors; and political or civil turmoil. The results of these factors may have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have a program to identify and file applications for both U.S. and international patents for various aspects of our technology. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may leave us and go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we believe that we have taken all legal measures to protect it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology could have a material adverse effect on our business, financial condition and results of operations.

Legal Proceedings

On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. Year to date, the Company has incurred approximately $165,000 in costs relating to the arbitration. The Company expects the matter to be resolved on August 19, 2002 by the arbitrator. Although the Company believes it did not breach the September 30, 1995 agreement, and will continue to actively defend its position, no guarantee can be given on the ultimate outcome, which may have a material adverse effect on the Company's short-term liquidity.

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

Nasdaq Market Listing

On March 20, 2002 the Company was notified by The Nasdaq Stock Market that a Nasdaq Listing Qualifications Panel found that QualMark had presented a definitive plan that would enable it to evidence compliance with all requirements for continued listing on the Nasdaq SmallCap Market within a reasonable period of time and sustain compliance with those requirements over the long term. The Panel determined to continue the listing of the Company's stock on The Nasdaq SmallCap Market if it complied with certain undertakings. On March 27, 2002 the Company, in reliance upon this notification, completed a $1 million preferred stock financing transaction with The Roser Partnership III which provided that if shareholder approval was not obtained for the stock issuance, the preferred stock would convert on a different basis than if shareholder approval was obtained. Although the Company complied with the undertakings established by Nasdaq, on May 9, 2002 the Nasdaq Stock Market notified the Company that this transaction, which was initially approved by Nasdaq, did not meet the requirements of a staff interpretation of the shareholder approval requirements. According to IM-4350-2, first published March 7, 2002, if the terms of a transaction can change based upon the outcome of a shareholder vote, no shares may be issued prior to shareholder approval. Effective May 10, 2002, the Company was actively listed on the OTC Electronic Bulletin Board under the symbol QMRK.

Critical Accounting Policies and Estimates

Refer to the 2001 Form 10KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2001 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,990,000 Credit Agreement Refer to Financial Statement Note 3. Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2002 would be an annual increase or decrease of approximately $20,000 in interest expense for a twelve-month period.

During 2001, revenue generated from foreign sales are payable in United States dollars, thus no foreign exchange rate risk exists. However, the strategic sales agreement executed with Weiss Technik in 2001, will result in payments of Euros. These Weiss Technik transactions could result in foreign exchange rate risk. As of June 30, 2002, the Company did not incur material charges relating to exchange rate risk.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 was set and rescheduled to August 19, 2002 to resolve this matter. Although the Company believes it did not breach the September 30, 1995 agreement, is actively defend its position, no guarantee can be given on the ultimate outcome.

Item 2   Changes in Securities

    None

Item 3   Defaults upon Senior Securities

    None

Item 4   Submission of Matters to a Vote of Security Holders

    None

Item 5   Other Information

         On July 9, 2002, QualMark Corporation dismissed Arthur Andersen LLP as its independent accountants. The Registrant's Audit Committee and Board of Directors approved the decision to change independent accountants. The report of Arthur Andersen LLP on the financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The report of PricewaterhouseCoopers LLP on the financial statements for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for the most recent fiscal year and through July 9, 2002, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through July 9, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Registrant has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. Due to the current status of Arthur Andersen, we were not able to obtain such a letter.

         The Registrant engaged Gelfond Hochstadt Pangburn, P.C. as its new independent accountants as of July 9, 2002.

         On July 19, 2002, the Securities and Exchange Commission ("SEC") declared the Company's registration statement 333-90138 on form SB-2 effective pursuant to section 8(a) of the Securities Act of 1933, as amended.


Item 6 Exhibits and Reports on Form 8-K.

    (a) Exhibits - See Index to Exhibits

    (b) Reports on Form 8-K during the quarter ended June 30, 2002:

        On March 27, 2002, the Company issued 1,000 shares of Series C Convertible Preferred Stock to Roser Ventures, LLC (the "Investor") in exchange for $1 million. These shares will not convert into common stock until after this transaction has been presented to the shareholders for approval. The conversion terms of the Series C Preferred Stock will depend upon whether the shareholders vote to approve this transaction. (Refer to Note 8 of the Financial Statements).

         On March 27, 2002, Richard Jennewine resigned from his position as Board Member for the Registrant. Mr. Jennewine will continue to assist the Registrant as a non-paid consultant. On April 19, 2002, the Registrant's current Board of Directors elected Alan Valenti as the fifth Board Member for QualMark Corporation. This election was subsequently ratified by the Registrant's shareholders at the May 10, 2002 Annual Meeting.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QualMark Corporation

Date:  August 13, 2002                 By: /s/ CHARLES D. JOHNSTON
      ---------------------               ------------------------------------
                                          Charles D. Johnston President, Chief
                                          Executive Officer

Date:  August 13, 2002                 By: /s/ ANTHONY A. SCALESE
      ---------------------               ------------------------------------
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

               10.14       Second Amendment to Loan Agreement dated August 23,
                           1999 by and between QualMark and U.S. Bank National
                           Association.(5)

               10.15 Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening Systems,
                           Inc.(5)

               10.16       Preferred Stock Purchase Agreement dated September 1,
                           1999, including Warrant to Purchase 139,535 Shares of
                           Common Stock.(5)

               10.17       Third Amendment to Loan Agreement dated March 31,
                           2000 by and between QualMark and U.S. Bank National
                           Association.(6)

               10.18 Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

               EXHIBIT
               NUMBER      DESCRIPTION
               -------     -----------
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

               10.22       Series C Preferred Stock Purchase Agreement dated
                           March 27, 2002 (11)

               10.23       Series C Preferred Stock Certificate of Designations
                           (11)

               10.24       Series B Preferred Stock Certificate of Designations
                           (11)

               99.8        Certification of Periodic Report - CEO

               99.9        Certification of Periodic Report - VP Finance &
                           Principal Accounting Officer

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

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.