Form 10QSB
period 2002-09-30
QUALMARK CORP
filed 2002-11-13
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares of no par value common stock outstanding at November 13, 2002 is 3,610,092.

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                 MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                      2002             2001              2002              2001
                                                      ----             ----              ----              ----
Net revenue                                       $     1,916       $     1,527       $     5,903       $     6,845
Cost of sales                                             989             1,125             3,296             4,312
                                                  -----------       -----------       -----------       -----------
    Gross profit                                          927               402             2,607             2,533

Selling, general and administrative expenses              802               953             2,291             2,868
Research and development expenses                         178               195               562               608
                                                  -----------       -----------       -----------       -----------
   Loss from operations                                   (53)             (746)             (246)             (943)

Other expense:
    Interest, net                                         (44)              (39)             (139)             (159)
                                                  -----------       -----------       -----------       -----------
Loss before income taxes                                  (97)             (785)             (385)           (1,102)

Provision for income taxes                                 --               280                --               880
                                                  -----------       -----------       -----------       -----------

Net loss                                          $       (97)      $    (1,065)      $      (385)      $    (1,982)
                                                  ===========       ===========       ===========       ===========

Net loss per share - basic and diluted            $     (0.05)      $     (0.30)      $     (0.31)      $     (0.57)

Weighted average number of common shares -
  basic and diluted                                 3,610,000         3,610,000         3,610,000         3,610,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
            (UNAUDITED AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                           SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                           ------------------     -----------------
                        ASSETS
Cash                                                           $ 1,006                $   500
Trade accounts receivable, net of allowance for
  doubtful accounts of $108 and $46 at September 30,
  2002 and December 31, 2001, respectively                       1,908                  1,406
Inventories, net                                                   541                  1,458
Other current assets                                                86                     26
                                                               -------                -------
    Total current assets                                         3,541                  3,390

Property and equipment, net                                        734                    845
Other assets                                                        73                    104
                                                               -------                -------

Total Assets                                                     4,348                  4,339
                                                               =======                =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                   451                    709
Accrued expenses                                                   362                    228
Current portion of long-term obligations                         1,775                    595
                                                               -------                -------
    Total current liabilities                                    2,588                  1,532

Noncurrent portion of long-term obligations                         --                  1,640
Deferred tax liability                                              17                     17
                                                               -------                -------
   Total liabilities                                             2,605                  3,189
                                                               -------                -------

Convertible redeemable preferred stock (Note 8);
  no par value; 2,000,000 shares authorized;

  692,951 designated as Series A, 538,327 shares
  issued and outstanding, liquidation preference
  of $1,204;                                                        --                  1,125

  692,951 designated as Series B, 571,013 shares
  issued and outstanding, liquidation preference
  of $1,279;                                                     1,213                     --

  2,000 designated as Series C, 1,000 shares issued
  and outstanding, liquidation preference of $1,042;               111                     --

Shareholders' Equity:
Common Stock; no par value; 15,000,000 shares
  authorized; 3,645,638 shares issued at
  September 30, 2002 and December 31, 2001                       8,082                  7,303
Treasury Stock, at cost, 35,546 shares held
  at September 30, 2002 and December 31, 2001                     (123)                  (123)
Accumulated deficit                                             (7,540)                (7,155)
                                                               -------                -------
    Total shareholders' equity                                     419                     25
                                                               -------                -------
Total liabilities and shareholders' equity                     $ 4,348                $ 4,339
                                                               =======                =======

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                  FOR THE NINE     FOR THE NINE
                                                                  MONTHS ENDED     MONTHS ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2002             2001
                                                                      ----             ----
Cash Flows From Operating Activities:
Net loss                                                            $  (385)         $(1,982)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                       318              427
    Loss on disposal of equipment                                         3                1
    Deferred income tax provision                                        --              880
    Provision for obsolete inventory                                     24               --
    Provision for bad debts                                              62             (111)
    Inventory write off                                                  --               93
    Stock option expense                                                 11               --
Change in assets and liabilities:
    Accounts receivable                                                (564)           2,139
    Inventories                                                         905             (231)
    Other assets                                                        (51)             (28)
    Accounts payable and accrued expenses                              (124)            (495)
     Customer deposits and deferred revenue                              --              (82)
                                                                    -------          -------
        Net cash  provided by operating activities                      199              611


Cash Flows From Investing Activities:
Acquisition of property and equipment                                  (200)            (189)
Investment in patents                                                    --               (5)
                                                                    -------          -------
    Net cash used in investing activities                              (200)            (194)


Cash Flows From Financing Activities:
Proceeds from borrowings                                                 --              300
Payments on borrowings                                                 (460)          (1,491)
Proceeds from issuance of preferred stock and warrants, net             967               --
Proceeds from issuance of common stock                                   --                5
                                                                    -------          -------
    Net cash provided by (used in) financing activities                 507           (1,186)

Net increase (decrease)  in cash                                        506             (769)
Cash at beginning of period                                             500              936
                                                                    -------          -------
Cash at end of period                                               $ 1,006          $   167
                                                                    =======          =======

Supplemental Disclosure:
Interest paid                                                       $   115          $   120

Non-Cash Activities:
Transfer of equipment held for resale                               $    12               --

Deemed preferred stock dividend resulting from conversion
of Series A preferred shares to Series B preferred shares           $   489               --
Redeemable preferred stock dividends declared                       $   116          $    69
Accretion of preferred stock                                        $   116          $    13

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

The interim financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited; however, in the opinion of management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the remainder of 2002. Amounts at December 31, 2001 are derived from the Company's audited financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                          SEPTEMBER 30,    DECEMBER 31,
                              2002            2001
                              ----            ----
Raw materials               $   526          $   913
Work in process                  89               19
Finished goods                   --              576
Less: Allowance for
  obsolescence                  (74)             (50)
                            -------          -------
                            $   541          $ 1,458
                            =======          =======

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank Borrowings

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2001 Form 10-KSB, Financial Statement Note 5.

During 2001, there were various renegotiations of the Credit Agreement. Among other changes, the term loan was increased to $2,000,000 with required monthly payments of $45,000 and the revolving credit line was reduced to $1,000,000. On January 31, 2002, the Company renegotiated its Credit Agreement with the bank. Among other changes, this amendment to the Credit Agreement extends the maturity date for both the line of credit and the term loan to March 15, 2003, increased the monthly principal payments on the term loan from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002. On July 18, 2002 the Credit Agreement was amended, in which the monthly term loan principal payments increased from $50,000 to $55,000, beginning on July 31, 2002. On October 18, 2002 the Credit Agreement was amended, in which the revolving line of credit limit was reduced from $1,000,000 to $750,000.

The average interest rate for the nine-month period ending September 30, 2002, for the term loan and revolving credit line was 7.53%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of September 30, 2002, there was $48,000 of additional availability on the line of credit.

As of September 30, 2002, the balances of the revolving credit and term loan are $645,000 and $1,130,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of September 30, 2002, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending September 30, 2002.

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

NOTE 5 -Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The calculation of basic and diluted loss per share is as follows (in thousands):

Basic and diluted loss per share computation:

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      ------------------                 -----------------
                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2002             2001             2002             2001
                                                     ----             ----             ----             ----
Net loss                                           $   (97)         $(1,065)         $  (385)         $(1,982)
Accretion of redeemable preferred stock,
preferred stock dividends, and beneficial
conversion feature                                    (100)             (27)            (232)             (81)
Deemed preferred stock dividend resulting
from conversion of Series A preferred shares
to Series B preferred shares                            --               --             (489)              --
                                                   -------          -------          -------          -------
Net loss applicable to common shareholders            (197)          (1,092)          (1,106)          (2,063)
                                                   =======          =======          =======          =======
Weighted average shares outstanding - basic          3,610            3,610            3,610            3,610
                                                   =======          =======          =======          =======
Net loss per share - basic                         $ (0.05)         $ (0.30)         $ (0.31)         $ (0.57)
                                                   =======          =======          =======          =======

Weighted average shares outstanding - basic          3,610            3,610            3,610            3,610

Dilutive stock options and warrants                     --               --               --               --
                                                   -------          -------          -------          -------
Weighted average shares outstanding - diluted        3,610            3,610            3,610            3,610
                                                   =======          =======          =======          =======
Net loss per share  - diluted                      $ (0.05)         $ (0.30)         $ (0.31)         $ (0.57)
                                                   =======          =======          =======          =======

Options and warrants to purchase 1,863,517 and 1,456,785 shares of common stock and 595,931 (3,125,597 if converted to common shares, refer to Note 8) and 549,166 (549,166 if converted to common shares, refer to Note 8 ) preferred shares were excluded from dilutive stock option calculations for the three and nine month periods ended September 30, 2002 and 2001, respectively, as their inclusion would be antidilutive.

NOTE 6 - Segment Information

The Company operates two business segments, equipment ("Equipment") and Accelerated Reliability Test Centers ("ARTC"). The equipment segment is engaged in the manufacture and sale of vibration and thermal chambers for reliability testing for various electronic devices and components. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for periodic rental.

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

The table below summarizes information about reported segments (in thousands) as of and for the three months ended September 30, 2002 and 2001:

                               EQUIPMENT      ARTC         TOTAL
                               ---------      ----         -----
THREE MONTHS ENDED 9/30/02
Net revenue                      $1,665      $  251       $1,916
Gross profit                        974         (47)         927
Property and equipment, net         148         586          734

THREE MONTHS ENDED 9/30/01
Net revenue                      $  925      $  602       $1,527
Gross profit                        282         120          402
Property and equipment, net         206         748          954

The table below summarizes information about reported segments (in thousands) as of and for the nine months ended September 30, 2002 and 2001:

                               EQUIPMENT      ARTC       TOTAL
NINE MONTHS ENDED 9/30/02
Net revenue                      $4,763      $1,140      $5,903
Gross profit                      2,425         182       2,607
Property and equipment, net         148         586         734

NINE MONTHS ENDED 9/30/01
Net revenue                      $5,059      $1,786      $6,845
Gross profit                      2,125         408       2,533
Property and equipment, net         206         748         954

The following table shows sales by geographic area (in thousands) for the three months ended September 30, 2002 and 2001:

                    THREE MONTHS ENDED         THREE MONTHS ENDED
                    SEPTEMBER 30, 2002         SEPTEMBER 30, 2001
United States                  $ 1,281                    $ 1,366
International                      635                        161
                               -------                    -------
Total                          $ 1,916                    $ 1,527
                               =======                    =======

The following table shows sales by geographic area (in thousands) for the nine months ended September 30, 2002 and 2001:

                     NINE MONTHS ENDED          NINE MONTHS ENDED
                    SEPTEMBER 30, 2002         SEPTEMBER 30, 2001
United States                  $ 3,567                    $ 5,252
International                    2,336                      1,593
                               -------                    -------
Total                          $ 5,903                    $ 6,845
                               =======                    =======

NOTE 7 - Income Taxes

Refer to the Company's 2001 Form 10-KSB, Financial Statement Note 7.

NOTE 8 - Preferred Stock

Preferred Stock - Series A and Series B

On March 27, 2002 an existing investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, (refer to 2001 10-KSB, Financial Statement Note 8), for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock in the accompanying 2002 financial statements. In addition, this beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002.

As a result of the exchange, the Series B shares provide the Investor with a conversion rate that reflects current market prices.

As of September 30, 2002, the Series B preferred shares have accumulated dividends in arrears of $51,000. Of the dividends in arrears at September 30, 2002, the Company anticipates a dividend payment of 23,876 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2002.

The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends which totals $1,279,000 at September 30, 2002.

Preferred Stock - Series C

On March 27, 2002, the Company authorized the issuance of 1,000 shares of Series C, convertible, redeemable, cumulative, participating, no par preferred stock ("Series C preferred stock").

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stock holders can elect the option to redeem the Series C preferred stock. The accretion recorded for the nine month period ending September 30, 2002 was $103,000. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

The holder of the Series C preferred stock have various rights and preferences as follows:

      Conversion --The Investor may now convert its Series C preferred stock into shares of the Company's common stock at any time. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms result in a beneficial conversion feature of approximately $741,000, which was recorded in the first quarter of 2002, and is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock.

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

      Dividends -- The Series C preferred stock accrue dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series A preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series A preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. As of September 30, 2002, the Series C preferred shares accumulated dividends in arrears of $42,000. Of the dividends in arrears at September 30, 2002, the Company anticipates a dividend payment of 42 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2002.

      Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,042,000 at September 30, 2002.

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

Warrants

In connection with the Series C preferred stock transaction, the Investor received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock.

NOTE 9 - Legal Matters

On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 was set, rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003 to resolve this matter. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Gregg K. Hobbs to recovery, and it will actively defend its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any. Based on consultations with legal counsel, management believes that the likelihood of a material unfavorable outcome is remote.

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

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2002

Revenue

Net revenue increased $389,000 or 25.5% from $1,527,000 in the three months ended September 30, 2001 to $1,916,000 for the three months ended September 30, 2002.

Equipment Revenue

Equipment revenue increased $740,000 or 80.0% from $925,000 in the three-month period ended September 30, 2001 to $1,665,000 in the three months ended September 30, 2002. Four OVS units were sold in the third quarter of 2001 compared to ten OVS units sold in the third quarter of 2002. The increase in sales for the period ended September 30, 2002 primarily occurred due to the Company's aggressive pursuit of international sales and increased demand for used OVS equipment during the prevalent conservative domestic economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. Of the units sold in the quarter ended September 30, 2002, six represented international sales versus one international sale for the quarter ended September 30, 2001. The international market continues to grow providing 38.1% of the Company's equipment revenue for the three months ended September 30,2002 versus 15.0% for the three months ended September 30, 2001. The Company continues to expect a slow recovery in domestic equipment sales, as the equipment line of business trends capital spending. Because of the lagging domestic economy, QualMark has increased its focus on the used/refurbish equipment line of business. The increased demand for used equipment has enabled the Company to help stimulate its domestic equipment sales. Of the total OVS units sold for the quarter ended September 30, 2002, three represented used or refurbished pieces of QualMark equipment. The Company utilizes two methods to supply its used and refurbished equipment line. The Company actively purchases used QualMark equipment from the marketplace, refurbishes and sells the updated equipment, or sells its used "as is" equipment from its test center labs. Both methods could result in lower per chamber average revenue, but will generally yield higher margins for the Company. The Company is encouraged with its steady increase in international equipment sales and is anticipating its recently released product the OVTT (refer to Management Discussion and Analysis, Research & Development paragraph) to also assist in stimulating the domestic equipment market. The Company can not give any assurance on the continued demand of its used/refurbish equipment sales, success of the OVTT, or the continued increase in international equipment sales.

On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH ("Weiss Technik"), the world leader in environmental test chambers. Based in Reiskirchen-Lindenstruth, Germany, Weiss Technik is the world's largest maker of environmental test chambers with annual revenue of US $150 million, and is a member of the Schunk Group with annual revenue of US $700 million. Under terms of the agreement, QualMark becomes Weiss Technik's exclusive marketing partner in the United States and Canada. There were no recorded Weiss sales for the third quarter of 2002. To date, the Company attributes the slow Weiss domestic sales trend to noncompetitive pricing in the domestic environmental test chamber market. The Company is continuing to analyze the existing pricing model and is meeting in the fourth quarter of 2002 with Weiss to discuss current issues regarding domestic Weiss environmental chamber sales.


Test Center (ARTC) Revenue

Test center revenue decreased $351,000 or 58.3% from $602,000 in the three months ended September 30, 2001 to $251,000 in the three months ended September 30, 2002. The Company operated four test centers, maintained one strategic domestic partnership, and three strategic partnership test center operations in Europe during 2002 versus six test centers in the U.S. and three strategic partnership operations in Europe during the same period in 2001. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry, as well as an increase in competition. Due to the existing economic trends, companies that would not normally compete in the test center industry are doing so to generate additional revenue. This additional competition has resulted in increased pricing and demand pressures for the Company. During the second quarter of 2002, the Company suffered a loss of one direct sales personnel in a key test center market. Also, during 2002, the Company strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize sales related expenses. The independent sales representatives have taken longer than expected to learn the sales cycle associated with the Company's test center markets. The Company is continually training and assisting in direct customer sales calls with the independent sales representatives, and believes this process will continue through the fourth quarter 2002, but can not give any assurances on the ultimate outcome of test center revenue. The Company is also continuing to examine the Detroit, Michigan partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This model may result in decreased test center revenue, but should produce higher gross profits, although no assurance can be given.

Gross Profit

Total gross margin for the three months ended September 30, 2002 was 48.4%. This compares to a gross margin of 26.3% for the three months ended September 30, 2001. The increase in gross margin for the three-month period is primarily due to the demand for used and refurbished equipment, changes in product sales mix, in which a larger number of higher dollar equipment related services were sold yielding higher margins, a decrease in average sales discounts given on new equipment sales, and the closure of the Florida test center during the first quarter of 2002, which minimized test center cost of sales. In the third quarter 2002, the Company recognized an increased demand for its used/refurbished chambers, in which three chambers were sold. In 2001, the low gross margin was primarily due to the review and write off of $93,000 in obsolete raw inventory, $35,000 in additional costs incurred to relocate the Santa Clara test center, an unfavorable shift in product mix to lower margin equipment components, and the diminished demand for capital goods in the existing economic environment. The Company will continue to focus on its used/refurbish equipment line of business, place emphasis on improving product mix, manufacturing utilization, overhead management, and examine other existing domestic test center facilities for strategic relationships similar to the Detroit, Michigan partnered test center.

Operating Expenses

Total operating expenses decreased $168,000 or 14.6% to $980,000 for the three months ended September 30, 2002 from $1,148,000 for the three months ended September 30, 2001.

Selling, general and administrative expenses decreased $151,000 or 15.8% to $802,000 in the three months ended September 30, 2002 from $953,000 for the three months ended September 30, 2001. Expenses in the third quarter 2002 decreased primarily due to the significant reduction in department personnel, in response to the economic down turn during 2001 continuing through 2002. Included in the selling, general, and administrative costs was a $129,000 charge for legal related expenses for arbitration (refer to Note 9 of the Financial Statements). If the Company had not incurred the additional $129,000 in arbitration related expenses, the decrease in the third quarter selling, general, and administrative would be $280,000 or 29.4%. A large component of selling, general, and administrative expenses are sales and marketing expenses, which decreased 29.4% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease is attributed to the Company's reorganization of international sales and "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2002. Also, the Company has strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize all related sales expenses, and to ensure that additional sales costs are relative to sales demand. If the Company determines the recently implemented sales structure is not effective, direct field sales personnel may be added, which would increase selling, general, and administrative expense. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $17,000 or 8.7% to $178,000 for the three months ended September 30, 2002 from $195,000 for the three months ended June 30, 2001. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. On September 25, 2002 the Company formally introduced a major new product the OVTT (Omni Vibration Table Top) system that enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers. As of September 30, 2002, the Company has not actively solicited orders or provided quotations for the OVTT, but expects to begin quoting and accepting orders during the fourth quarter of 2002.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended Sept 30,
2002

Revenue

Net revenue decreased $942,000 or 13.8% from $6,845,000 in the nine months ended September 30, 2001 to $5,903,000 for the nine months ended September 30, 2002.


Equipment Revenue

Equipment revenue decreased $296,000 or 5.9% from $5,059,000 in the nine-month period ended September 30, 2001 to $4,763,000 in the nine-months ended September 30, 2002. Thirty-three OVS units were sold in the first nine months of 2001 compared to thirty OVS units sold in the first nine months of 2002. The decrease in sales for the nine months ended September 30, 2002 primarily occurred due to the prevalent conservative domestic economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. Of the units sold in the nine months ended September 30, 2002, seventeen represented international sales versus eleven international sales for nine months ended September 30, 2001. The international market continues to grow providing 49.0% of the Company's equipment revenue for the nine months ended September 30,2002 versus 30.0% for the nine months ended September 30, 2001. The Company continues to expect a slow recovery in domestic equipment sales, as the equipment line of business trends capital spending. Because of the lagging domestic economy, QualMark has increased its focus on the used/refurbish equipment line of business. The increased demand for used equipment has enabled the Company to help stimulate its domestic equipment sales. Of the total OVS units sold for the nine months ended September 30, 2002, four represented used or refurbished pieces of QualMark equipment. The Company utilizes two methods to supply its used and refurbished equipment line. The Company actively purchases used QualMark equipment from the marketplace, refurbishes and sells the updated equipment, or sells its used "as is" equipment from its test center labs. Both methods could result in lower per chamber average revenue, but will generally yield higher margins for the Company. The Company is encouraged with its steady increase in international equipment sales and is anticipating its recently released product the OVTT (refer to Management Discussion and Analysis, Research & Development paragraph) to also assist in stimulating the domestic equipment market. The Company can not give any assurance on the continued demand of its used/refurbish equipment sales, success of the OVTT, or the continued increase in international equipment sales.

During the nine month period ending September 30, 2002 the Company sold three standard Weiss environmental units and one special order unit, in which the Company received and reported a commission. Total Weiss revenue represented 1.9% of the Company's equipment revenue year to date for 2002. The Company attributes the slow Weiss domestic sales trend to noncompetitive pricing in the domestic environmental test chamber market. The Company is continuing to analyze the existing pricing model and is meeting in the fourth quarter of 2002 with Weiss to discuss current issues regarding domestic Weiss environmental chamber sales.


Test Center (ARTC) Revenue

Test center revenue decreased $646,000 or 36.2% from $1,786,000 in the nine months ended September 30, 2001 to $1,140,000 in the nine months ended September 30, 2002. The Company operated four test centers, maintained one strategic domestic partnership, and three strategic partnership test center operations in Europe during 2002 versus six test centers in the U.S. and three strategic partnership operations in Europe during the same period in 2001. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry as well as an increase in competition. Due to the existing economic trends companies that would not normally compete in the test center industry are doing so to generate additional revenue. This additional competition has resulted in increased pricing and demand pressures for the Company. During the second quarter of 2002, the Company suffered a loss of one direct sales personnel in a key test center market. Also during 2002, the Company strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize sales related expenses. The independent sales representatives have taken longer than expected to learn the sales cycle associated with the Company's test center markets. The Company is continually training and assisting with direct customer sales calls for the independent sales representatives, and believes this process will continue through the fourth quarter, but can not give any assurance on the ultimate outcome of test center revenue. The Company is also continuing to examine the Detroit, Michigan partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This model may result in decreased test center revenue, but should produce higher gross profits, although no assurance can be given.


Gross Profit

Total gross margin for the nine months ended September 30, 2002 was 44.2%. This compares to a gross margin of 37.0% for the nine months ended September 30, 2001. The increase in gross margin for the nine-month period is primarily due to the demand for used and refurbished equipment, changes in product sales mix, in which a larger number of higher dollar equipment components and services were sold yielding higher margins, a decrease in average sales discounts given on new equipment sales, the closure of the Florida test center during the first quarter of 2002, which minimized test center cost of sales, and the test center partnership instituted in Detroit, Michigan with a large national testing lab. For the nine months ended September 30, 2002, the Company recognized an increased demand for its used/refurbished chambers, in which four chambers were sold. In 2001, the low gross margin was primarily due to the review and write off of $93,000 in obsolete raw inventory, $35,000 in additional costs incurred to relocate the Santa Clara test center, an unfavorable shift in product mix to lower yielding equipment parts, and the diminished demand for capital goods in the existing economic environment. The Company will continue to focus on its used/refurbish equipment line of business, place emphasis on improving product mix, manufacturing utilization, overhead management, and examine other existing domestic test center facilities for strategic relationships similar to the Detroit, Michigan partnered test center.


Operating Expenses

Total operating expenses decreased $623,000 or 17.9% to $2,853,000 for the nine months ended September 30, 2002 from $3,476,000 for the nine months ended September 30, 2001.

Selling, general and administrative expenses decreased $577,000 or 20.1% to $2,291,000 in the nine months ended September 30, 2002 from $2,868,000 for the nine months ended September 30, 2001. Expenses in the nine months ended 2002 decreased primarily due to the significant reduction in department personnel, in response to the economic down turn during 2001 continuing through 2002. Included in the selling, general, and administrative costs was a $20,000 charge for severance related expenses, as the Company continues to "right size" its operations against revenues, and $294,000 in charges for arbitration related expenses (refer to Note 9 of the Financial Statements). If the Company had not incurred the additional $20,000 in severance expenses and $294,000 in arbitration related expenses, the decrease in the nine months ending September 30, 2002 selling, general, and administrative would be $891,000 or 31.1 %. A large component of selling, general, and administrative expenses are sales and marketing expenses, which decreased 39.0% for the nine months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease is attributed to the Company's reorganization of international sales and "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2002. Also, the Company has strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize all related sales expenses, and to ensure that additional sales costs are relative to sales demand. If the Company determines the recently implemented sales structure is not effective, direct field sales personnel may be added, which would increase selling, general, and administrative expense. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $46,000 or 7.6% to $562,000 for the nine months ended September 30, 2002 from $608,000 for the nine months ended September 30, 2001. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. On September 25, 2002 the Company formally introduced a major new product the OVTT (Omni Vibration Table Top) system that enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers. As of September 30, 2002, the Company has not actively solicited orders or provided quotations for the OVTT, but expects to begin quoting and accepting orders during the fourth quarter of 2002.


Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company generated $199,000 of cash from operations, invested $200,000 for equipment, and repaid $460,000 of commercial bank borrowings. The Company also received net proceeds of $967,000 from the issuance of preferred stock, refer to Financial Statement Note 8. Together, these activities resulted in a cash increase of $506,000, for an ending balance of $1,006,000 at September 30, 2002. During the nine months ended September 30, 2001, the Company generated $611,000 of cash from operating activities, invested $189,000 for equipment and $5,000 for patents, repaid $1,491,000, and borrowed $300,000 with commercial banks. Employees and investors exercised options of common stock for proceeds of $5,000. Together, these activities resulted in a cash decrease of $769,000 for an ending balance of $167,000 at September 30, 2001.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

During 2001, there were various renegotiations of the Credit Agreement. Among other changes, the term loan was increased to $2,000,000 with required monthly payments of $45,000 and the revolving credit line was reduced to $1,000,000. On January 31, 2002, the Company renegotiated its Credit Agreement with the bank. Among other changes, this amendment to the Credit Agreement extends the maturity date for both the line of credit and the term loan to March 15, 2003, increased the monthly principal payments on the term loan from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002. On July 18, 2002, the Credit Agreement was amended, in which the monthly term loan principal payments increased from $50,000 to $55,000, beginning on July 31, 2002. On October 18, 2002 the Credit Agreement was amended, in which the revolving line of credit limit was reduced from $1,000,000 to $750,000.

The average interest rate for the nine-month period ending September 30, 2002, for the term loan and revolving credit line was 7.53%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of September 30, 2002, there was $48,000 of additional availability on the line of credit.

As of September 30, 2002, the balances of the revolving credit and term loan are $645,000 and $1,130,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of September 30, 2002, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending September 30, 2002. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement the Company is making monthly principal payments, which began on July 31, 2002, of $55,000 on the term loan. The Company had also determined that, during 2002, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2002, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2002 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2002. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of $1 million of preferred stock, provide adequate capital resources to fund its operations, 2002 debt repayments, and working capital needs, through at least the end of the third quarter of 2003. The Company's inability to modify or replace its debt when it comes due on March 15, 2003, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While their can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.


Business Environment

If we are unable to compete effectively, our business would be harmed. Our products compete on the basis of the following key characteristics:

         Performance
         Functionality
         Reliability
         Pricing
         Quality
         Time-to-market delivery
         Compliance with industry standards

If we fail to address our competitive challenges, there could be a material adverse effect on our business, financial conditions and results of operations.

The prevalent conservative economic business environment has unfavorably effected both the equipment and ARTC (test center) lines of business. Because of the economic trends, a surplus of used OVS equipment has become available on the domestic equipment market, thus limiting the demand for new OVS equipment and lowering the barrier to entry into the test center market. The Company believes its polices to actively purchase, refurbish and sell the surplus of used QualMark OVS equipment from the domestic equipment market, and enter into revenue share test center partnerships will assist in providing a competitive edge. However, the inability to favorably purchase and resell a majority of used QualMark OVS equipment from the domestic market or successfully compete in the changing test center market could result in a decrease in demand for its new OVS equipment, an excess of inventory held, and a continual loss of test center market share. These situations could have a material adverse effect on our business, financial conditions and results of operations.

We have experienced, and may continue to experience, fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, including: variations in the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing costs, capacities and efficiencies; capacity and production constraints, including constraints associated with single-source part suppliers; product failures; competitive factors, including pricing, availability and demand for competing products; cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions; cancellations or rescheduling of customer orders and shipments due to changes in demand; warranty expenses; the availability and cost of parts; the timing, availability and sale of new products by us or our competitors; changes in the mix of products having differing gross margins; changes in average sales prices; long sales cycles associated with our products; variations in product development and other operating expenses; discounts given to certain customers for large volume purchases; and high fixed expenses that increase operating expenses, especially during a quarter with test center sales shortfalls. Our sales to customers are usually made under purchase orders with short delivery requirements. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future.


Suppliers

A limited number of critical parts used in our products are available from only one or a limited number of outside suppliers due to unique part designs as well as certain quality and performance requirements. Because of the nature of our business we are not able to purchase with any significant volume for individual parts or volume discounts. We have experienced, and may continue to experience, shortages of single-sourced parts. Shortages could compel us to adjust our product designs and production schedules. If single-sourced parts become unavailable in sufficient quantities, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable parts from other sources and "retune" our products to function with the replacement parts, or we may be required to redesign our products to use other parts, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced parts exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced part could force us to repair or replace a product utilizing replacement parts. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we cannot obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.


International Operations

There are many risks associated with international operations, including the following: compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, as well as health and safety requirements; differences in intellectual property protections; longer accounts receivable collection cycles; currency fluctuations; terrorist attacks on American companies; economic instability, including inflation and interest rate fluctuations; competition from foreign competitors; and political or civil turmoil. The results of these factors may have a material adverse effect on our business, financial condition and results of operations.

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


Legal Proceedings

On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. Year to date, the Company has incurred approximately $294,000 in costs relating to the arbitration. The Company expects the matter to be resolved on April 21, 2003 by the arbitrator. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Gregg K. Hobbs to recovery, and it will actively defend its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any. Based on consultations with legal counsel, management believes that the likelihood of a material unfavorable outcome is remote.


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


Nasdaq Market Listing

On March 20, 2002 the Company was notified by The Nasdaq Stock Market that a Nasdaq Listing Qualifications Panel found that QualMark had presented a definitive plan that would enable it to evidence compliance with all requirements for continued listing on the Nasdaq SmallCap Market within a reasonable period of time and sustain compliance with those requirements over the long term. The Panel determined to continue the listing of the Company's stock on The Nasdaq SmallCap Market if it complied with certain undertakings. On March 27, 2002 the Company, in reliance upon this notification, completed a $1 million preferred stock financing transaction with The Roser Partnership III which provided that if shareholder approval was not obtained for the stock issuance, the preferred stock would convert on a different basis than if shareholder approval was obtained. Although the Company complied with the undertakings established by Nasdaq, on May 9, 2002 the Nasdaq Stock Market notified the Company that this transaction, which was initially approved by Nasdaq, did not meet the requirements of a staff interpretation of the shareholder approval requirements. According to IM-4350-2, first published March 7, 2002, if the terms of a transaction can change based upon the outcome of a shareholder vote, no shares may be issued prior to shareholder approval. As a result, effective May 10, 2002, the Company became actively listed on the OTC Electronic Bulletin Board under the symbol QMRK.


Critical Accounting Policies and Estimates

Refer to the 2001 Form 10KSB, Management Discussion and Analysis, Item 6.


Contractual Obligations

Refer to the 2001 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,775,000 Credit Agreement (refer to Note 3 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2002 would be an annual increase or decrease of approximately $18,000 in interest expense for a twelve-month period.

During 2001, revenue generated from foreign sales are payable in United States dollars, thus no foreign exchange rate risk exists. However, the strategic sales agreement executed with Weiss Technik in 2001, will result in payments in Euros. These Weiss Technik transactions could result in foreign exchange rate risk. As of September 30, 2002, the Company did not incur material charges relating to exchange rate risk.

Item 4.

                             CONTROLS AND PROCEDURES

Within the 90 day period prior to the date of this report, management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Vice President of Finance concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                            PART II OTHER INFORMATION

Item 1 Legal Proceedings

      On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs, a former employee. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Gregg K. Hobbs and the Company. An arbitration date of April 29, 2002 was set, rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003 to resolve this matter. Although the Company believes it did not breach the September 30, 1995 agreement, and will actively defend its position, no guarantee can be given on the ultimate outcome.

Item 2 Changes in Securities

      None

Item 3 Defaults upon Senior Securities

      None

Item 4 Submission of Matters to a Vote of Security Holders

      None

Item 5 Other Information

      None

Item 6 Exhibits and Reports on Form 8-K.

      (a)   Exhibits - See Index to Exhibits

      (b)   Reports on Form 8-K during the quarter ended September 30, 2002:

            On July 9, 2002, QualMark Corporation dismissed Arthur Andersen LLP as its independent accountants. The Registrant's Audit Committee and Board of Directors approved the decision to change independent accountants. The report of Arthur Andersen LLP on the financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The report of PricewaterhouseCoopers LLP on the financial statements for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for the most recent fiscal year and through July 9, 2002, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through July 9, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Registrant has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. Due to the current status of Arthur Andersen, we were not able to obtain such a letter.

            The Registrant engaged Gelfond Hochstadt Pangburn, P.C. as its new independent accountants as of July 9, 2002.

            On September 5, 2002, the Registrant was notified by the Judicial Arbiters Group, Inc. ("JAG") that the arbitration with Gregg K. Hobbs would be postponed until April 21, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  QualMark Corporation

Date:  November 13, 2002                By: /s/ CHARLES D. JOHNSTON
                                           ------------------------------------
                                           Charles D. Johnston President,
                                           Chief Executive Officer

Date: November 13, 2002                 By: /s/ ANTHONY A. SCALESE
                                           ------------------------------------
                                           Anthony A. Scalese
                                           VP of Finance & Administration
                                           & Principal Accounting Officer

         CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
          EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Charles D. Johnston, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of QualMark Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                           /s/ Charles D. Johnston
                                           ------------------------------------
                                           Charles D. Johnston
                                           President & Chief Executive Officer

         CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
          EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Anthony A. Scalese, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of QualMark Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                           /s/  Anthony A. Scalese
                                           ------------------------------------
                                           Anthony A. Scalese
                                           Vice President of Finance &
                                           Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
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

10.15         Settlement Agreement dated August 30, 1999 by and among QualMark
              Corporation and Screening Systems, Inc.(5)

10.16 Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17 Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank National Association.(6)

10.18         Employment Agreement dated July 17, 2000 by and between the
              Company and Charles D. Johnston.(7)

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
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

 99.9         Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

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