Form 10KSB
period 2002-12-31
QUALMARK CORP
filed 2003-03-28
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended: DECEMBER 31, 2002

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year. $8,067,000

    The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 25, 2003 was $2,166,055.

    The number of shares outstanding of the issuer's Common Stock as of March 25, 2003 was 3,610,092.

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

    QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes one domestic strategic alliance with a large testing company in Detroit, Michigan. In addition, the Company has established strategic alliances with Anecto Ltd., Maser Engineering, IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, to operate testing centers in Galway, Ireland, Enschede, the Netherlands, Milan, Italy, Molndal, Sweden and Paris, France. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

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

The OVS Combined Stress System Product Line

    The Company's OVS Combined Stress Systems for HALT and HASS are presently available in three sizes. The number after the "OVS" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an OVS-1.5 contains a one and one half foot by one and one half foot table, an OVS-2.5 contains a two and a half foot by two and a half foot table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production-screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The Typhoon system has a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

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

        A one year limited warranty is included with each OVS system sold in 2002. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

    Omni Vibration Table Top (OVTT)

        On September 25, 2002 the Company formally introduced a major new product the OVTT (Omni Vibration Table Top) system that enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology, which includes the same specification as the OVS-1.5 vibration table, and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers.


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

    The Company opened its first ARTC facility in Denver in October 1993 and subsequently opened additional facilities in Marlborough (Boston), Massachusetts and Santa Clara, California in July 1994 and May 1995, respectively. Since opening these facilities, many test service clients have placed orders to purchase systems as a result of the data gathered and analyzed at the Company. The test center is a valuable tool for the Company's sales organization to stimulate system sales from those clients who are not willing to commit capital without being able to experience a demonstration of the benefits using their own product. Of strategic importance to the Company, the testing service business should help insulate the Company from external economic factors that affect capital spending and provide for more consistent revenues.

    In addition to its Boston, Denver and Santa Clara test centers, during 1996, the Company opened test centers in the metropolitan areas of Minneapolis-Saint Paul, Minnesota, Detroit, Michigan, and Raleigh, North Carolina. In 1997, the Company opened its seventh and eighth test centers in Huntington Beach, California and Orlando, Florida. During 1999, 2000, and 2001 the Company reevaluated its domestic test center market and closed the Minneapolis-Saint Paul, Minnesota, Raleigh, North Carolina, and Winter Park, Florida labs. During 2001, the Company reevaluated its test centers and strategically established a partnership with a large national testing lab in Detroit, Michigan. This domestic partnership provides lower revenue than the traditional Company owned test centers, however, with the substantial decrease in test center operating expenses, higher margins are generally realized. The Company will continue to examine the potential for similar relationships and the potential to expand into additional domestic markets.

    The Company established its first test center presence outside the U.S. via a strategic alliance with TUV Product Service Ltd. in Fareham, England. This lab began operations in February 1998. The second international alliance was established in Galway, Ireland with Anecto, Ltd. This lab commenced operations in August 1998. The Company established a third international alliance in Mannheim, Germany with TUV Product Service Ltd. as the partner. The Mannheim lab commenced operations in November 1998. In 1999 the Company further expanded its international network with its fourth additional alliance with Maser Engineering in Enschede, The Netherlands. This lab commenced operations in May of 1999. During 1999, agreements were put into place for the Company's fifth, sixth and seventh international strategic alliances. These alliances are with IMQ Institudo Italiano del Marchio di Qualita, located in Milan, Italy, Institutet for Verkstadsteknisk Forskning/the Swedish Institute of Production Engineering Research, located in Molndal, Sweden and with Emitech, located in Paris, France. During 2001, the completion of the agreement with TUV Product Services Ltd. in Germany and England resulted in the sale of the Company's OVS 2.5 systems located in each lab to TUV Product Services Ltd. During 2002, the completion of the agreement with Emitech in France resulted in the sale of the Company's OVS
2.5 system located at the Emitech lab to Emitech, France. TUV and Emitech will subsequently be operating independently of QualMark. Under all of these alliances, except for Maser Engineering, the Company contributed one OVS 2.5 system and the strategic partner provided the lab facility, personnel and sales management. Under the agreement with Maser Engineering, the Company contributed one OVS 1.5 system. In return for its contribution of these systems to these alliances, the Company receives a percentage of the revenues generated by the OVS systems.

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

MARKETING

    For 2002, the Company placed into action a strategic marketing and sales program that identified specific customer opportunities in both the national and international market place. The Company also expanded its efforts in the area of education whereas sixteen (16) seminars were presented with more than three hundred (300) participants representing more than two hundred (200) major corporations in attendance. Seminars were also available and accessible through Web cast via the Internet. The Company will continue with educational seminars during 2003.

The following was achieved during 2002:

    1. The Company introduced the industry's first Omni-Directional Table Top Vibration system (OVTT).

    2. The Company embellished upon its marketing programs to include expanded use of the Internet and electronic media as a venue to promote awareness, education and provide for business lead generation.

    3. The Company began a cost reduction program for its OVS chamber product line in order to better position itself for the aggressive competitive nature in the world economies.

    The Company continued its exclusive sales and marketing agreement for the United States and Canada with Weiss Technik GmbH ("Weiss Technik"). Weiss Technik is a world leader in the manufacturing and sales of environmental climatic test chambers. This agreement allowed the Company to aggressively compete in the market of environmental temperature testing in the industrial and automotive markets.


SALES STRATEGY

    Throughout 2002, the Company continued to contract with and utilize exclusive independent manufacturer's representatives throughout the United States, Canada and within the European and Asian markets. New representatives were added in Mexico, Turkey and within the United States and further expansion is scheduled for South America, the Philippines, Viet Nam and India in 2003. The sales representatives chosen bring extensive industry knowledge with energy and visions to assist the Company fulfill its corporate top line goals as well as penetrate markets previously not explored.


CUSTOMERS

    The Company continues to market and sell its systems to the leading corporations of the world. Most of these customers within the United States are within the Fortune 200 companies with global presence and strong market recognition. From the Company's inception, more that 400 test systems have been sold world wide to more than 200 customers. During 2002, one customer comprised approximately 15% of the Company's revenue. The Company was not dependent on any single industry segment for its revenues.

The Company's customer bases continues to be varied and are as follows:

                   AEROSPACE AND DEFENSE          COMPUTER RELATED PRODUCTS                  OTHER
               -----------------------------     ---------------------------   ----------------------------------
               Aviation electronics               Circuit boards               Automotive circuitry
               Display switches                   Disk drives                  Electronic oil and gas flow meters
               Flight navigation systems          Modems                       Global positioning systems
               Marine navigation systems          Monitors
                                                  Power supplies
                                                  Printers
                                                  Tape backup drives


                     TELECOMMUNICATIONS              MEDICAL ELECTRONICS        CONSUMER ELECTRONICS
               -----------------------------      --------------------------   ----------------------------------
               Automated teller machines          Electronic thermometers      Refrigerators
               Air conditioning electronics       Glucose monitors             Televisions
               Cellular telephones                Infusion pumps               Video Recorders
               Fax machines                       IV pumps



RESEARCH AND PRODUCT DEVELOPMENT

    Research and development expenditures for the fiscal years ending December 31, 2002 and 2001 were $732,000 and $802,000, respectively. During 2002, the
Company has been creating the basis for new designs for its existing product base, which are expected to be released in 2003. Also during 2002, the Company released the OVTT (Omni Vibration Table Top) system that enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology, which includes the same specification as the OVS-1.5 vibration table, and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers.

    Research is ongoing into the vibration technology used in the OVS chamber. Improving low frequency energy and creating the technology to better serve the changing market place is core to the QualMark mission.

    Other product offerings and options are being aggressively pursued, such as more auxiliary thermocouples standard on every OVS chamber with the option of adding more. Also, the control system is being updated to create a touchscreen environment to improve how the user interfaces to the product is being designed and tested.

    The Company is maintaining the ability to quickly respond to customer request for customization. Special OVS chamber features and custom fixturing designs are strong offerings of QualMark's engineering department.

INTELLECTUAL PROPERTY

    The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued 12 United States patents (the "Patents") and numerous foreign patents issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30,

1996, and U.S. Patent No. 5,675,098 on October 7, 1997, for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The Company was issued U.S. Patent No. 5,744,724 on April 28, 1998 for certain design features related to honeycomb vibration table structures. The Company was issued Patent No. 5,836,202 on November 17, 1998 for claims directed at the angle of attachment of the actuators to the vibration table. The Company was issued Patent No. 5,813,541 on September 29, 1998 for the configuration of the control system attachment to the chamber. The Company was issued Patent No. 6,062,086 on May 16, 2000 relating to interposer devices for adjusting and controlling the shock response of a shaker table assembly. The Company was issued Patent No. 6,105,433 on August 22, 2000 for low frequency shaker table technology. The Company was issued Patent No. 6,112,596 on September 5, 2000 for shaker table technology combined with the test chamber. The remaining duration of each of the Patents is between ten and twenty years. The Company is currently in the process of pursuing two additional patents in random vibration technology.

    The Patents provide barriers to competition in the equipment sales portion of its business. The loss of some or all of the protection of the Patents would make it easier for other companies to enter the Company's market, and to compete, by eroding the Company's ability to differentiate itself on the basis of technical superiority.

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

    The Company has the following registered marks with the United States Patent and Trademark Office: QUALMARK, ARTC, and AUTOSMEAR. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate. The Company also has CE approval and markings for many of its products required for sale in the European Community.

COMPETITION

    Equipment

    As the marketplace is becoming more driven toward accepting the HALT and HASS test techniques, the competitive complexion is also becoming more demanding and aggressive. The economic weakness during 2002 caused concern within the competitive market as each competitor became more aggressive in regards to pricing and market share. The Company is confident however, that it will maintain its leadership position in the market due to its technological advantages and expanded product offerings. Further, the Company has formed a strategic alliance with a national company that provides piping and liquid nitrogen tanks for use with our test chambers. This allows the customer to be provided with a single source of sales and technical support and differentiates the Company from the competitors.

The following represents a listing of known competitors to the Company within the served industries:

    1. Thermotron Industries Holland, Michigan

    2. Envirotronics Grand Rapid, Michigan

    3.  Screening Systems, Inc. Aliso Viejo, California

    ARTC and Applications Support Services

    Throughout 2002 utilization of the Company's ARTC labs declined by approximately 37%, primarily due to economic conditions (refer to Item 6, Management's Discussion and Analysis). The Company consolidated its Farmington Hills, Michigan ARTC lab with a large third party strategic testing center thus reducing overhead while maintaining a presence in the territory. With a dedicated sales force in place, the Company anticipates steady revenues for this facility in 2003. During 2003 the Company will continue to evaluate options in reorganizing other labs in an attempt to maximize profitability. The ARTC labs will continue to be utilized as a marketing and fundamental sales tool in promoting the purchases of the Companies testing systems.

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

    To ensure that all subassemblies meet specifications when received, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. The Company intends to further develop local suppliers, with back-up suppliers as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company is not dependent on any one or a few major suppliers for any of the key parts or components of its systems. However, the Company has developed relationships with what it considers critical vendors that manufacture three components of its OVS system. While the Company is not dependent on these suppliers, it would take as much as 120 days to locate, qualify and begin taking delivery of these components from new suppliers.

    While the Company maintains a small inventory of OVS systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of OVS-1.5, OVS 2.5, Typhoon systems to build during the quarter. The Company also produces certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

    The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

    In 2002 and 2001, the Company offered a limited one-year parts and labor warranty on all new OVS systems, respectively. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, the Company occasionally sends its technicians into the field for warranty repairs. Most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. During 2003, the Company will continue to offer a standard, one-year parts and labor warranty on all new OVS systems.

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

EMPLOYEES

    As of December 31, 2002, the Company had thirty-two employees, of which twenty-nine are full-time. Twenty-three of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, two are employed at its facilities in Santa Clara, CA, two in Huntington Beach, CA, one in Farmington Hills, MI, two in Marlborough, MA, one in Winter Park, FL, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

AVAILABLE INFORMATION

Our internet website is www.qualmark.com. We make available our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company operates out of leased facilities located at 1329 West 121st Avenue, Denver, Colorado. The three-year lease for the property expires on May 31, 2003. The leased property consists of approximately 20,656 square feet. The lease calls for monthly payments over the term of the lease of $14,890. In addition to the lease, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

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

    The Silicon Valley ARTC facility is located at 990 Richard Avenue, Suite 101, Santa Clara, California. The five-year lease expires on June 30, 2006. The leased property consists of approximately 3,389 square feet. The lease calls for average monthly payments of $7,911. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

    The southern California ARTC facility is located at 15661 Producer Lane, Unit H, Huntington Beach, California. The five-year lease expired on December 31, 2002. The leased property consists of 3,132 square feet. The Company has renegotiated a month-to-month lease starting in January 2003 in this facility. The monthly lease payments will be $3,078, until cancelled. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

    On December 31, 2002, the Company entered into an operating lease agreement with Catellus Development Corporation for a new corporate facility located at 4580 Florence Street, Denver, Colorado. The lease has a term for seven years, calls for average monthly payments of $12,294, and commences on April 1, 2003. The leased property consists of approximately 16,616 square feet. In addition, the Company is responsible for certain expense, including property taxes, insurance and maintenance.

    The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed. All of the premises are of recent construction, are in good condition, are neat in their appearance and are located in business complexes with business of similar quality.


ITEM 3. LEGAL PROCEEDINGS

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee and officer. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company. The parties selected a single arbitrator with the Judicial Arbiter Group in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Hobbs to recovery, and it will actively defend its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any.

    In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its response to the HEC Complaint on January 7, 2003. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks. The Company intends to contest the case vigorously; however, no guarantee can be given on the ultimate outcome or the ultimate amount of the damages, if any.

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company is evaluating this complaint with its counsel and will file a response within 20 days from the date of service of the complaint. The Company intends to contest the case vigorously; however, no guarantee can be given on the ultimate outcome or the ultimate amount of the damages, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of May 10, 2002, the common stock of the Company was traded on the OTCBB (Over The Counter Bulletin Board). The Company was traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market from April of 1996 until May 9, 2002 (refer to Item 5, Nasdaq Market Listing). The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by the NASDAQ (from January 1, 2001 through May 9, 2002) and OTCBB (from May 10, 2002 through December 31,
2002) during fiscal years 2002 and 2001:


                                    FISCAL YEAR ENDED DECEMBER 31, 2002
                                    -----------------------------------
                                       HIGH CLOSE          LOW CLOSE
                                      ------------       ------------
      First Fiscal Quarter            $    1.150         $    0.900
      Second Fiscal Quarter                1.730              0.900
      Third Fiscal Quarter                 1.100              0.530
      Fourth Fiscal Quarter                0.700              0.280

                                    FISCAL YEAR ENDED DECEMBER 31, 2001
                                    -----------------------------------
                                       HIGH CLOSE          LOW CLOSE
                                      ------------       ------------
      First Fiscal Quarter            $    2.630         $    1.130
      Second Fiscal Quarter                1.900              1.030
      Third Fiscal Quarter                 1.590              0.960
      Fourth Fiscal Quarter                1.650              1.050

    The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

    The number of record holders of our common stock as of December 31, 2002 was 33 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name. The Company has never paid a cash dividend and does not intend to do so in the future. The Company anticipates a dividend payment on outstanding preferred stock, in kind, of additional preferred stock in future quarters (Refer to Note 8 of the Financial Statements).

Nasdaq Market Listing

    In order for the common stock of the Company to continue to be traded on Nasdaq, the Company needed to maintain net tangible assets of at least $2.0 million through October of 2002 and $2.5 million of net shareholder equity thereafter. The Company was not able to maintain these levels of net tangible assets or net shareholder equity, but developed a plan to increase its shareholder equity to meet these requirements. On February 21, 2002 the Company presented the plan to a Nasdaq listings panel.

    On March 20, 2002 the Company received notification from the Nasdaq Listing Qualification Panel that the Panel was of the opinion that QualMark Corporation presented a definitive plan that would enable it to comply with all requirements for continued listing on The Nasdaq SmallCap Market. The Company's common stock was conditionally listed on The Nasdaq SmallCap Market pursuant to certain exceptions. These exceptions required the Company to file a proxy statement with the Securities and Exchange Commission and Nasdaq by March 26, 2002 and to file certain financial statements with its Form 10-QSB for the quarter ending March 31, 2002. In order to comply with the terms of the exceptions, QualMark had to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Satisfaction of these required the Company's shareholders to approve various matters contained in the proxy.

    On March 27, 2002 the Company, in reliance upon this notification, completed a $1 million preferred stock financing transaction with The Roser Partnership III, SBIC LP (refer to Note 8 of the Financial Statements) which provided that if shareholder approval was not obtained for the stock issuance, the preferred stock would convert on a different basis than if shareholder approval was obtained.

    It is anticipated that the OTC Electronic Bulletin Board (OTCBB) will be replaced at some time during 2004 by the Bulletin Board Exchange (BBX). The listing qualifications for the BBX have not yet been finalized. The Company will be investigating the feasibility of listing its securities on the BBX when it receives more definitive information regarding this exchange.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         DECEMBER 31, 2002   DECEMBER 31, 2001
                                                         -----------------   -----------------
    Statement of Operations Data:
    Revenues........................................           100.0%              100.0%
    Cost of Revenues................................            56.6                62.7
                                                              ------              ------
    Gross Profit....................................            43.4                37.3
    Selling, general and administrative expenses....            36.4                44.3
    Research and development expenses...............             9.1                 9.9
    Loss from operations............................            (2.1)              (16.9)
    Other expense...................................            (2.2)               (2.3)
                                                              ------              ------
    Loss before income taxes........................            (4.3)              (19.2)
    Income tax benefit (expense)....................            (0.0)              (14.7)
                                                              ------              ------
    Net loss........................................            (4.3)%             (33.9)%
                                                              ======              ======

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

Comparison of Years Ended December 31, 2002 and 2001

REVENUE

    Revenue decreased $78,000 or 1 % to $8,067,000 in the year ended December 31, 2002 from $8,145,000 in the year ended December 31, 2001.

    OVS system revenue increased $791,000 or 13.6% from $5,815,000 in the year ended December 31, 2001 to $6,606,000 in the year ending December 31, 2002. Forty-two OVS units were sold in the year 2002 compared with thirty-eight OVS units sold in the year 2001. Of the total units sold, international system sales increased from fourteen units in 2001 to twenty-two in 2002. For the year ended December 31, 2001, the international OVS systems sales of $1,852,000 represented 31.8% of system sales compared with the year ended December 31, 2002 in which international sales of $2,851,000 represented 43.2% of system sales. The Company attributes the increase in OVS sales to the Company's aggressive pursuit of international sales and increased demand for used OVS equipment during the prevalent conservative domestic economic atmosphere in the high technology industry, which pressures a decrease in demand for capital equipment purchases. The Company continues to be cautiously optimistic in regards to domestic equipment sales, as the equipment line of business trends capital spending. Because of the lagging domestic economy, QualMark has increased its focus on the used/refurbish equipment line of business. The increased demand for used equipment has enabled the Company to help stimulate its domestic sales. Of the total OVS units sold, eight represented used or refurbished units for the year ended December 31, 2002 and four represented used or refurbished units for the year ended December 31, 2001. The Company utilizes two methods to supply its used and refurbished equipment line. The Company actively purchases used QualMark equipment from the marketplace, refurbishes and sells the updated equipment, or sells its used "as is" equipment from its test center labs. Both methods could result in lower per chamber average revenue, but will generally yield higher margins for the Company, as minimal labor and material is required to prepare them for resale. Currently QualMark utilizes fifteen independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. QualMark has established business relationships with Hielkema Test Equipment B.V. in the Netherland, Beatronic in Denmark, Emitech in France, Weiss in Germany, AB-AD Technology and Engineering Ltd. In Israel, Sumitomo in Japan, Namil Environ Company in Korea, SEM Ltd. in Turkey, Amirto Oy in Finland, Aicom Group in Italy, Vision Trade International in Mexico, Centiforce in Singapore, AXEB-AB in Sweden, Chroma ATE Inc. in Taiwan, and Alphatech Limited in the UK. The Company is continuing to expand its customer base in 2003 by initiating contact with potential distributors in China, India, South Africa, Australia, Vietnam, and South America. The Company is encouraged with its steady increase in international equipment sales and is anticipating its recently released product the OVTT (refer to Management Discussion and Analysis, Research & Development paragraph) to also assist in stimulating the domestic equipment market. The Company can not give any assurance on the continued demand of its used/refurbished equipment sales success or the continued increase in international equipment sales.

    On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH, the world leader in environmental test chambers. Based in Reiskirchen-Lindenstruth, Germany, Weiss Technik is the world's largest maker of environmental test chambers with annual revenue of US $150 million, and is a member of the Schunk Group with annual revenue of US $700 million. Under terms of the agreement, QualMark becomes Weiss Technik's exclusive marketing partner in the United States and Canada. For the period ending December 31, 2002 the Company sold four standard Weiss environmental units and one special order unit, in which the Company received and reported a commission. Total Weiss revenue represented 1.1% of the Company's equipment revenue for 2002. The Company attributes the slow Weiss domestic sales trend to noncompetitive pricing in the domestic environmental test chamber market. The Company is continuing to analyze the existing pricing model and is examining its relationship with Weiss.

Test center revenue decreased $869,000 or 37.3% from $2,330,000 in the year ended December 31, 2001 to $1,461,000 in the year ending December 31, 2002. As of December 31, 2002, the Company operated four domestic test centers, maintained one strategic domestic partnership, and maintained four strategic partnership test center operations in Europe (refer to Item 1, Accelerated Reliability Test Centers), versus six test centers in the U.S. and five strategic partnerships in Europe during the same period in 2001. In the beginning of 2002, QualMark took steps to optimize the domestic ARTC Lab segment by closing the lab located in Orlando, Florida. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry as well as an increase in competition. Due to the existing economic trends, companies that would not normally compete in the test center industry are doing so to generate additional revenue. This additional competition has resulted in increased pricing and demand pressures for the Company. During the second quarter of 2002, the Company suffered a loss of one direct sales personnel in a key test center market. Also during 2002, the Company strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to reduce sales related expenses. The independent sales representatives have taken longer than expected to learn the sales process associated with the Company's markets. The Company is continually training the independent sales representatives and assisting in customer sales calls. In 2003, the Company will place one direct sales manager in charge of all test center independent sales representatives. This direct sales person will also be in charge of test center marketing. The Company will continue to adapt to the changing test center market, however no assurance can be given on the ultimate outcome of test center revenue. The Company is also continuing to examine the Detroit, Michigan partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This model may result in decreased test center revenue, but should produce higher gross profits, although no assurance can be given.

GROSS MARGIN

The gross margin for the year ended December 31, 2001 was 37.3%. This compares to a gross margin of 43.4% for the year ended December 31, 2002. The increase in gross margin for the year ended December 31, 2002 is primarily due to the demand for used and refurbished equipment, changes in product sales mix, in which a larger number of higher dollar equipment components and services were sold yielding higher margins, a decrease in average sales discounts given on new equipment sales, the closure of the Florida test center during the first quarter of 2002, which reduced test center cost of sales, and the test center partnership instituted in Detroit,

Michigan with a large national testing lab. For the year ended December 31, 2002, the Company recognized an increased demand for its used/refurbished chambers, in which eight chambers were sold. In 2001, the low gross margin was primarily due to the review and direct write off to cost of goods sold of $93,000 in obsolete raw inventory, $35,000 in additional costs charged to cost of sales incurred to relocate the Santa Clara test center, an unfavorable shift in product mix to lower yielding equipment parts, and the diminished demand for capital goods in the existed economic environment. The Company will continue to focus on its used/refurbished equipment line of business, place emphasis on improving product mix, manufacturing utilization, overhead management, and examine other existing domestic test center facilities for strategic relationships similar to the Detroit, Michigan partnered test center.

OPERATING EXPENSE

    Total operating expenses decreased $740,000 or 16.8% from $4,412,000 in the year ended December 31, 2001 to $3,672,000 for the year ended December 31, 2002.

    Selling, general and administrative expenses declined $670,000 or 18.6% from $3,610,000 for the year ended December 31, 2001 to $2,940,000 for the year ended December 31, 2002. Expenses for the year ended 2002 decreased primarily due to the significant reduction in department personnel, in response to the economic down turn during 2001 continuing through 2002. Included in the selling, general, and administrative costs was $321,000 in charges for arbitration related expenses (refer to Note 12 of the Financial Statements) and professional fees. If the Company had not incurred the additional $321,000 in arbitration related expenses and professional fees, the decrease in the year ended December 31, 2002 selling, general, and administrative would have been $991,000 or 27.5 %. A large component of selling, general, and administrative expenses are sales and marketing expenses, which decreased 31.0% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease is attributed to the Company's reorganization of international sales and "right sizing" its infrastructure beginning at the end of 2000 and continuing through 2002. Also, the Company has strategically changed the existing sales structure from a direct field sales organization to independent sales representatives to minimize all related sales expenses, and to ensure that additional sales costs are relative to sales demand. If the Company determines the recently implemented sales structure is not effective, direct field sales personnel may be added, which would increase selling, general, and administrative expense. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $70,000 or 8.7% from $802,000 for the year ended December 31, 2001 to $732,000 for the year ended December 31, 2002. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. On September 25, 2002 the Company formally introduced a major new product the OVTT (Omni Vibration Table Top) system that enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers. As of December 31, 2002, the Company has not actively solicited orders or provided quotations for the OVTT, but expects to begin quoting and accepting orders during 2003.

INTEREST EXPENSE

    Interest expense decreased $22,000 or 11% from $200,000 for the year ended December 31, 2001 to $178,000 for the year ended December 31, 2002. The decrease of $22,000 in expense was due to the pay down of bank debt during the year of $625,000.

INCOME TAXES

    Income tax expense decreased from $1,768,000 for the year ended December 31, 2001 to zero for the year ended December 31, 2002. The 2001 expense relates primarily to an increase in the valuation allowance. The valuation allowance was provided in 2001 to reduce the deferred tax assets, based on management's estimate of the assets realizibility. No income tax expense was recorded in 2002 as the Company incurred operating losses and has fully reserved its deferred tax assets in 2001.

    Net operating loss carryforwards of approximately $6,150,000 as of December 31, 2002 are available to offset future taxable income, if any, through 2022.

NET LOSS

    Net loss decreased $2,418,000 from $2,761,000 for the year ended December 31, 2001 to $343,000 for the year ended December 31, 2002. The decrease of $2,418,000 is explained by the increase in gross profit of $469,000, the decrease in income tax expense of $1,194,000, the decrease in operating expenses of $740,000, and the decrease in other income (expense) of $15,000 during the year ended December 31, 2002.

NET LOSS PER SHARE

    Net loss per basic and diluted common share decreased $0.48 per share from $0.80 per share for the year ended December 31, 2002. The decrease is explained primarily by the decrease in net loss of $2,418,000 for the year ended December 31, 2002. The calculation of net loss per share (Refer to Note 1 of the Financial Statements) includes the accretion of redeemable preferred stock, preferred stock dividends, and beneficial conversion features recorded on the Company's preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    During 2001, the Company experienced significant operating losses due to the sudden and dramatic decrease in orders for its products, primarily attributed to general economic uncertainty and significant reductions in the orders for capital equipment and related products in technology-related industries, such as those served by the Company. The Company took certain actions in 2001 to address this, including cost reductions and changes to its marketing and distribution strategy. Subsequently, on March 27, 2002, the Company closed on a transaction whereby it received $1 million of proceeds from the sale of preferred stock (refer to Note 8 of the Financial Statements). During 2002, the Company has experienced a "leveling" out of business, in which sales and demand remained steady for its capital equipment products. This activity met the Company's internal projections for capital equipment demand and financial performance for 2002. If the economic uncertainty continues during 2003, the Company will continue to take action to address this; including cost reduction and changes to its marketing and distribution strategy, however, the Company cannot give any assurance on the continued demand for its products and/or services. On January 23, 2003, the Company and its bank modified the terms of its revolving line of credit and term note to provide for payments of approximately $700,000 in 2003 and a due date for this facility of March 15, 2004.

    While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2003 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2003. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of the March 27, 2002 $1 million of preferred stock, provide adequate capital resources to fund its operations, 2003 debt repayments and working capital needs through at least the end of 2003, and into the first quarter of 2004. The Company's inability to modify or replace its debt when it comes due on March 15, 2004, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

    During 2002, the Company generated $809,000 of cash from operating activities (primarily due to sale of inventories), invested $273,000 for equipment and $90,000 for restricted cash for leasehold improvements, repaid $625,000 of commercial bank borrowings, and issued 1,000 shares of preferred stock for net proceeds of $967,000. These activities resulted in a cash increase of $788,000, for a year-end balance of $1,288,000 at December 31, 2002. During 2001, the Company generated $717,000 of cash from operating activities (primarily due to collections of accounts receivable), invested $192,000 for equipment, invested $5,000 for patents, borrowed $745,000 from banks, repaid $1,671,000 of bank borrowings, and made payments on capital leases of $35,000. In addition, employees exercised options to purchase 2,400 shares of common stock for proceeds of $5,000. Together, these activities resulted in a cash decrease of $436,000, for a year-end balance of $500,000 at December 31, 2001.

    The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"), (Refer to Note 5 of the Financial Statements).

    On January 31, 2002, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, this amendment to the Credit Agreement extended the maturity date to March 15, 2003, increased the monthly principal payments from $45,000 to $50,000, and changed the interest to the Prime Rate plus 3.0%, commencing on February 28, 2002.

    On January 23, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the principal amount of the revolving line of credit was reduced to $500,000 and the principal amount of the term loan was increased to $1,110,000, the monthly principal payments will increase on July 1, 2003 from $55,000 to $65,000, and the maturity date was extended to March 15, 2004.

    The average interest rate for the twelve-month period ending December 31, 2002 for the term loan and revolving credit line was 7.50%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2002, there was no additional availability on the line of credit.

    The Company must maintain certain financial and other covenants in order to draw amounts available under the line of credit. As of December 31, 2002, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance.

    As required by the renegotiated Credit Agreement, the Company will make monthly principal payments, beginning July 1, 2003, of $65,000 on the term loan. The Company had also determined that, during 2003, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2003, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful.

    The following represents future amounts payable at December 31, 2002 (in thousands).

          Year ended December 31,
                  2003                  $    720
                  2004                       890
                                        --------
                                        $  1,610
                                        ========

Contractual Obligations

    For more information on the Company's contractual obligations on operating leases, refer to Note 6 of Financial Statements. At December 31, 2002, the Company's commitments under these obligations were as follows (in thousands):

                                               OPERATING
                                                LEASES
                                               ---------
            Year ended December 31,
                        2003                   $   315
                        2004                       277
                        2005                       257
                        2006                       201
                        2007                       148
                        2008-2010                  379
                                               -------
                                               $ 1,577
                                               =======


Recently Issued Accounting Pronouncements

    In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

    In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123 Accounting for Stock-Based Compensation and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No.

148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB
25). Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

    In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company currently has made no guarantees.

    In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited on a prospective basis. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and No. 142 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year and has no recorded goodwill or indefinite life intangibles.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a significant immediate impact on the financial condition or results of operations of the Company.

    In 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on the Company's financial statements, as the Company does not hold and has not engaged in derivative transactions through December 31, 2002.

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

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. At December 31, 2002, all deferred tax assets are fully reserved for. (Refer to Note 7 of the Financial Statements).

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

Legal Proceedings

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee and officer. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company. The parties selected a single arbitrator with the Judicial Arbiter Group in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Hobbs to recovery, and it will actively defend its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any.

    In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its response to the HEC Complaint on January 7, 2003. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks. The Company intends to contest the case vigorously; however, no guarantee can be given on the ultimate outcome or the ultimate amount of the damages, if any.

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham

Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company is evaluating this complaint with its counsel and will file within 20 days from the date of service of the complaint. The Company intends to contest the case vigorously; however, no guarantee can be given on the ultimate outcome or the ultimate amount of the damages, if any.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,610,000 Credit Agreement (Refer to Note 5 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2002 would be an annual increase or decrease of approximately $16,000 in interest expense for a twelve-month period.

    During 2002, revenue generated from foreign sales are primarily payable in United States dollars. Certain foreign sales are denominated in Euros, however the foreign exchange rate risk is not material. The strategic sales agreement executed with Weiss Technik in 2001 (Refer to Item 1 - Marketing), may result in payments of Euros that are considered significant in future years. These future Weiss Technik transactions could result in foreign exchange rate risk.

ITEM 7.    FINANCIAL STATEMENTS.

    Index to Financial Statements:

                                                 PAGE NUMBER
                                                 -----------
      Independent Auditors' Report                   F-1
      Report of Independent Public Accountants       F-2
      Statements of Operations                       F-3
      Balance Sheets                                 F-4
      Statements of Shareholders' Equity             F-5
      Statements of Cash Flows                       F-6
      Notes to Financial Statements                  F-7

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On July 9, 2002, the Company dismissed Arthur Andersen LLP and engaged Gelfond Hochstadt Pangburn, P.C. to serve as its new independent accountants. The Company's audit committee and Board of Directors approved the decision to change independent accountants. The report of Arthur Andersen LLP on the financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report.

    On May 1, 2001, the Company dismissed Pricewaterhouse Coopers LLP and engaged Arthur Andersen LLP to serve as its new independent accountants. The Company's audit committee and Board of Directors approved the decision to change independent accountants. The report of Pricewaterhouse Coopers LLP on the financial statements for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements with Pricewaterhouse Coopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Pricewaterhouse Coopers LLP would have caused them to make reference thereto in their report.




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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 2002. - None

ITEM 14.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:


There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 27, 2003                       QUALMARK CORPORATION

                                            By: /s/ CHARLES D. JOHNSTON
                                              ----------------------------------
                                              Charles D. Johnston, President and
                                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                         TITLE                                DATE
            ---------                                         -----                                ----
     /s/ Charles D. Johnston                     President, Chief Executive Officer          March 27, 2003
----------------------------------
         Charles D. Johnston                     and Director


     /s/ Anthony A. Scalese                      Chief Financial Officer                     March 27, 2003
----------------------------------
         Anthony A. Scalese                      and Principal Accounting Officer


     /s/ H. Robert Gill                          Director                                    March 27, 2003
----------------------------------
         H. Robert Gill


     /s/ James L.D. Roser                        Director                                    March 27, 2003
----------------------------------
         James L.D. Roser


     /s/ William J. Sanko                        Director                                    March 27, 2003
----------------------------------
         William J. Sanko


     /s/ Alan T. Valenti                         Director                                    March 27, 2003
----------------------------------
         Alan T. Valenti

                        CERTIFICATION OF PERIODIC REPORT


I, Charles D. Johnston, certify that:

   1. I have reviewed this annual report on Form 10-KSB of QualMark Corporation (the "Registrant");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

   4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

   6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003


                                            /s/ Charles D. Johnston
                                            ------------------------------------
                                             Charles D. Johnston
                                             President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Anthony A. Scalese, certify that:

   1. I have reviewed this annual report on Form 10-KSB of QualMark Corporation (the "Registrant");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

   4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

   6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003


                                           /s/  Anthony A. Scalese
                                           ------------------------------------
                                                Anthony A. Scalese
                                                Chief Financial Officer &
                                                Principal Accounting Officer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
QualMark Corporation
Denver, Colorado

We have audited the accompanying balance sheet of QualMark Corporation (the "Company") as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of QualMark Corporation as of and for the year ended December 31, 2001, were audited by Arthur Andersen LLP who has ceased operations and whose report dated April 1, 2002, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QualMark Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
February 14, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH QUALMARK CORPORATION'S ANNUAL REPORT ON FORM 10-KSB AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS AUDIT REPORT IN CONNECTION WITH THIS FILING ON FORM 10-KSB.

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


Arthur Andersen LLP


Denver, Colorado
April 1, 2002

QUALMARK CORPORATION

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                     --------------------------
                                                                       2002              2001
                                                                     --------          --------
   Revenues                                                          $  8,067          $  8,145
   Cost of revenues                                                     4,562             5,109
                                                                     --------          --------
           Gross profit                                                 3,505             3,036

   Selling, general and administrative expenses                         2,940             3,610
   Research and development expenses                                      732               802
                                                                     --------          --------
           Total operating expenses                                     3,672             4,412
                                                                     --------          --------
           Loss from operations                                          (167)           (1,376)
   Other income (expense):
      Interest expense                                                   (178)             (200)
      Interest income                                                       5                 1
      Other income, net                                                    (3)                8
                                                                     ---------         --------
   Loss before income taxes                                              (343)           (1,567)
   Income tax expense                                                      --            (1,194)
                                                                     --------          --------
   Net loss                                                          $   (343)         $ (2,761)
                                                                     ========          ========
   Net loss per basic and diluted common share (Note 1)              $  (0.32)         $  (0.80)
                                                                     ========          ========
   Weighted average shares outstanding                                  3,610             3,610
                                                                     ========          ========

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                                    DECEMBER 31,
                                                                               ---------------------
                                                                                  2002        2001
                                                                               ---------   ---------
       ASSETS
       Current assets:
          Cash and cash equivalents                                            $   1,288   $     500
          Trade accounts receivable, net of allowance for doubtful
           accounts of $52 and $46, respectively                                   1,468       1,406
          Inventories, net                                                           612       1,458
          Other current assets                                                        27          26
                                                                               ---------   ---------
               Total current assets                                                3,395       3,390
       Property and equipment, net                                                   710         845
       Restricted cash                                                                90          --
       Other assets                                                                   70         104
                                                                               ---------   ---------
                                                                               $   4,265   $   4,339
                                                                               =========   =========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                                     $     487   $     709
          Accrued expenses                                                           339         228
          Deferred revenue                                                            40          --
          Current portion of long-term debt                                          720         595
                                                                               ---------   ---------
               Total current liabilities                                           1,586       1,532
          Long-term debt                                                             890       1,640
          Deferred tax liability                                                      --          17
                                                                               ---------   ---------
               Total liabilities                                                   2,476       3,189
                                                                               ---------   ---------

       Commitments and contingencies

       Convertible redeemable preferred stock (Note 8);
          no par value; 2,000,000 shares authorized:

          692,951 designated as Series A, no shares (2002) 538,327 shares
          Issued and outstanding (2001), liquidation preference
           of $1,204 (2001);                                                          --       1,125

          692,951 designated as Series B, 606,866  shares issued
          and outstanding (2002) and no shares (2001),
          liquidation preference of $1,305 (2002);                                 1,243          --

          2,000 designated as Series C, 1,062 shares issued
          and outstanding (2002) and no shares (2001),
          liquidation preference of $1,062 (2002);                                   215          --

       Shareholders' equity:
          Common stock; no par value; 15,000,000 shares authorized;
          3,610,092 shares (2002) and 3,645,638 shares (2001) issued
          and outstanding                                                          7,829       7,303
          Treasury stock, at cost, no shares (2002) and 35,546 shares (2001)          --        (123)
          Accumulated deficit                                                     (7,498)     (7,155)
                                                                               ---------   ---------
               Total shareholders' equity                                            331          25
                                                                               ---------   ---------
                                                                               $   4,265   $   4,339
                                                                               =========   =========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                     COMMON STOCK            TREASURY STOCK              ACCUMULATED
                                                  ------------------     --------------------      -----------------------
                                                    SHARES     AMOUNT      SHARES      AMOUNT        DEFICIT         TOTAL
                                                  ---------   -------    --------    --------      ---------      --------
Balance January 1, 2001                           3,643,238   $ 7,403      35,546    $   (123)     $  (4,394)     $  2,886
Exercise of options for common stock                  2,400         5          --          --             --             5
Compensation related to issuance of
  options for services                                   --         4          --          --             --             4
Accretion of redeemable preferred stock                  --       (17)         --          --             --           (17)
Preferred stock dividends                                --       (92)         --          --             --           (92)
Net loss                                                 --        --          --          --         (2,761)       (2,761)
                                                  ---------   -------    --------    --------      ---------      --------
Balance December 31, 2001                         3,645,638   $ 7,303      35,546    $   (123)     $  (7,155)     $     25
                                                  ---------   -------    --------    --------      ---------      --------
Compensation related to issuance of
  options for services                                   --        15          --          --             --            15
Accretion of redeemable preferred stock                  --      (170)         --          --             --          (170)
Preferred stock dividends                                --      (163)         --          --             --          (163)
Beneficial conversion feature on issuance
  of redeemable preferred stock                          --       741          --          --             --           741
Warrants issued in connection with
  redeemable preferred stock                             --       259          --          --             --           259
Offering costs in connection with
  redeemable preferred stock                             --       (33)         --          --             --           (33)
Retirement of treasury stock                        (35,546)     (123)    (35,546)        123             --            --
Net loss                                                 --        --          --          --           (343)         (343)
                                                  ---------   -------    --------    --------      ---------      --------
Balance December 31, 2002                         3,610,092   $ 7,829          --    $     --      $  (7,498)     $    364
                                                  =========   =======    ========    ========      =========      ========


                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                         2002              2001
                                                                                      ----------        ----------
             CASH FLOWS FROM OPERATING ACTIVITIES
             Net loss                                                                 $   (343)         $ (2,761)
             Adjustments to reconcile net loss to net cash provided by
              operating activities:
                Provision for inventory obsolescence                                         9                93
                Provision (recovery) for bad debts                                           6              (141)
                Loss on disposal of equipment                                                3                 1
                Depreciation and amortization                                              420               546
                Warrant and stock option expense                                            15                 4
                Deferred income tax provision                                               --             1,194
             Changes in assets and liabilities:
                   Trade accounts receivable                                               (68)            2,703
                   Inventories                                                             852              (136)
                   Other assets                                                              3               101
                   Accounts payable                                                       (222)             (323)
                   Accrued expenses                                                         94              (482)
                   Deferred revenue                                                         40               (82)
                                                                                      --------          --------
                     Net cash provided by operating activities                             809               717
                                                                                      --------          --------
             CASH FLOWS FROM INVESTING ACTIVITIES
             Acquisition of property and equipment                                        (273)             (192)
             Restricted cash - leasehold improvements                                      (90)               --
             Investment in patents                                                          --                (5)
                                                                                      --------          --------
                     Net cash used in investing activities                                (363)             (197)
                                                                                      --------          --------
             CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from borrowings                                                       --               745
             Repayments of borrowings                                                     (625)           (1,671)
             Proceeds from issuance of preferred stock and warrants, net                   967                --
             Proceeds from issuance of common stock, net                                    --                 5
             Payments on capital lease obligations                                          --               (35)
                                                                                      --------          --------
                     Net cash provided by (used in) financing activities                   342              (956)
                                                                                      --------          --------
             Net increase (decrease) in cash and cash equivalents                          788              (436)
             Cash and cash equivalents at beginning of year                                500               936
                                                                                      --------          --------
             Cash and cash equivalents at end of year                                 $  1,288          $    500
                                                                                      ========          ========

             SUPPLEMENTAL DISCLOSURE
             Interest paid                                                            $    178           $   192
                                                                                      ========          ========
             NON-CASH INVESTING AND FINANCING ACTIVITIES
             Transfer of equipment to inventory held for resale                       $     15           $   118
                                                                                      ========          ========
             Deemed preferred stock dividend resulting from conversion
                of Series A preferred shares to Series B preferred shares             $    489           $    --
                                                                                      ========          ========
             Redeemable stock dividends declared                                      $    163           $    92
                                                                                      ========          ========
             Accretion of preferred stock                                             $    170           $    17
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

        QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes one domestic strategic alliance with a large testing company in Detroit, Michigan. In addition, the Company has established strategic alliances with Anecto Ltd., Maser Engineering, IMQ Instituto del marchia di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, to operate testing centers in Galway, Ireland, Enschede, the Netherlands, Milan, Italy, and Molndal, Sweden. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

    LIQUIDITY

        During 2001, the Company experienced significant operating losses due to the sudden and dramatic decrease in orders for its products, primarily attributed to general economic uncertainty and significant reductions in the orders for capital equipment and related products in technology-related industries, such as those served by the Company. On March 27, 2002, the Company closed on a transaction whereby it received $1 million of proceeds from the sale of preferred stock (refer to Note 8 of the Financial Statements). During 2002, the Company has experienced a "leveling" out of business, in which sales and demand remained steady for its capital equipment products. This activity met the Company's internal projections for capital equipment demand and financial performance for 2002. On January 23, 2003, the Company and its bank modified the terms of its revolving line of credit and term note to provide for payments of approximately $700,000 in 2003 and a due date for this facility of March 15, 2004.

        While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2003 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2003. However, the Company's management believes that the Company's cash and cash equivalents and working capital, augmented by the proceeds of the sale of the March 27, 2002 $1 million of preferred stock, provide adequate capital resources to fund its operations, 2003 debt repayments and working capital needs through at least the end of 2003, and into the first quarter of 2004. The Company's inability to modify or replace its debt when it comes due on March 15, 2004, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

    CASH AND CASH EQUIVALENTS

        Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

    CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company is not exposed to a concentration of credit risk as it relates to specific industries, as its customers are not heavily concentrated in any specific industry. During 2002, one customer comprised approximately 15% of the Company's revenue. The Company was not dependent on any single industry segment for its revenues.

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

    REVENUE RECOGNITION

        Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, the criteria are met upon shipment of products on an F.O.B shipping point basis and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is segregated, complete and ready for shipment, and there is a fixed schedule for delivery of the equipment and no specific performance obligations exist. Revenue from services is recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract.

    RESEARCH AND DEVELOPMENT

    The Company expenses costs for research and development as incurred.

    ADVERTISING EXPENSE

        The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2002 and 2001 was $18,000 and $38,000, respectively.

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

    PRODUCT WARRANTIES

        Provision for anticipated warranty costs is recorded at the time the sale is recognized. In 2002 and 2001, the Company offered a one-year parts and limited labor warranty on all new chambers, and sells an equipment service contract for an additional one-year extended service warranty.

    FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and customer deposits approximate their fair values. The carrying amount of long-term debt approximates its fair value due to variable rates.

        The fair value of a letter of credit issued in conjunction with the new lease agreement (Note 6) approximates the fees paid to obtain it.

    EARNINGS (LOSS) PER SHARE

        Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

    The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                                           DECEMBER 31,

                                                                         2002       2001
                                                                       -------     -------
Net loss                                                               ($  343)    ($2,761)
Accretion of redeemable preferred stock,
preferred stock dividends, and beneficial
conversion feature                                                        (333)       (109)

Deemed preferred stock dividend resulting from
conversion of Series A preferred shares to Series
B preferred shares                                                        (489)         --
                                                                       -------     -------

Net loss applicable to common shareholders                              (1,165)    ($2,870)
                                                                       =======     =======

Weighted  average  shares  outstanding - basic                           3,610       3,610
                                                                       =======     =======

Net loss per share - basic                                             ($ 0.32)    ($ 0.80)
                                                                       =======     =======

Weighted  average  shares  outstanding - basic                           3,610       3,610

Dilutive stock options and warrants                                         --          --
                                                                       -------     -------

Weighted  average  shares  outstanding - diluted                         3,610       3,610
                                                                       =======     =======

Net loss per share  - diluted                                          ($ 0.32)    ($ 0.80)
                                                                       =======     =======


    Options and warrants to purchase 1,878,063 and 1,386,535 shares of common stock and 607,929 (3,188,526 if converted to common shares, refer to Note 8) and 538,327 (538,327 if converted to common shares, refer to Note 8) preferred shares were excluded from dilutive stock option calculations for the year ended December 31, 2002 and 2001, respectively, as their inclusion would be antidilutive.

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

SHIPPING AND HANDLING FEES AND COSTS

    The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred as cost of sales.

COMPREHENSIVE INCOME

    For the years ended December 31, 2002 and 2001, comprehensive loss equaled net loss.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock- Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

    In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123 Accounting for Stock-Based Compensation and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15,

2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

    In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

    In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and
SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited on a prospective basis. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and No. 142 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year and has no recorded goodwill or indefinite life intangibles.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a significant immediate impact on the financial condition or results of operations of the Company.

    In 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on the Company's financial statements, as the Company does not hold and has not engaged in derivative transactions through December 31, 2002.

2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                        DECEMBER 31,
                                                    -------------------
                                                      2002       2001
                                                    --------   --------
           Raw materials                            $    501   $    913
           Work in process                               107         19
           Finished goods                                 63        576
           Less: Allowance for obsolescence              (59)       (50)
                                                    --------   --------
                                                    $    612   $  1,458
                                                    ========   ========

    The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. During the year ended December 31, 2001, $93,000 is included in cost of sales as a write down of obsolete raw materials.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                             ---------------------
                                                                2002        2001
                                                             ---------   ---------
    Machinery and equipment                                  $   2,633   $   2,652
    Furniture and fixtures                                         194         190
    Leasehold improvements                                         542         548
    Software                                                       265         235
                                                             ---------   ---------
                                                                 3,634       3,625
    Less: Accumulated depreciation and amortization             (2,924)     (2,780)
                                                             ---------   ---------
                                                             $     710   $     845
                                                             =========   =========

    Depreciation expense was $390,000 and $518,000 for the years ended December 31, 2002 and 2001, respectively.

4.  ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                     DECEMBER 31,
                                                   ----------------
                                                    2002      2001
                                                   ------    ------
              Accrued warranty                     $   96    $   88
              Accrued employee related                122       111
              Accrued bonus                            55        --
              Other                                    66        29
                                                   ------    ------
                                                   $  339    $  228
                                                   ======    ======

5.  INDEBTEDNESS

    The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement").

    During 2002, there were various renegotiations of the Credit Agreement. Among other changes, the interest rate was increased to Prime Rate plus 3.0%, with required monthly payments of $55,000, and the maturity date was extended to March 15, 2003. On January 23, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the principal amount of the revolving line of credit was reduced to $500,000 and the principal amount of the term loan was increased to $1,110,000, the monthly principal payments will increase on July 1, 2003 from $55,000 to $65,000, and the maturity date was extended to March 15, 2004.

    The average interest rate for the twelve-month periods ending December 31, 2002 and 2001 was 7.5% and 7.35% for the term loan and 7.5% and 7.25% for the revolving credit line, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of December 31, 2001, there was no additional availability on the line of credit.

    As of December 31, 2002, the balances of the revolving credit and term loan are $645,000 and $965,000, respectively.

    The Company must maintain certain financial and other covenants in order to draw amounts available under the revolving line of credit. As of December 31, 2002, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance.

    As required by the renegotiated Credit Agreement on January 23, 2003, the Company will make monthly principal payments, beginning July 1, 2003, of $65,000 on the term loan. The Company had also determined that, during 2003, quarterly payments to the revolving line of credit would be made, based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2003, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful

    The following represents future amounts payable at December 31, 2002 (in thousands).

           Year ended December 31,
                    2002                       $    720
                    2003                            890
                                               --------
                                               $  1,610
                                               ========

    On August 31, 1999, the Company entered into a settlement agreement with Screening Systems, Inc. ("SSI") (See Note 13). Under the terms of the settlement, the Company issued a $925,000 note payable, which accrued interest at 9% per annum. On April 1, 2001 the Company made the final payment of $275,000 on this note payable.

6.  LEASE COMMITMENTS

    The Company leases office space, and operating facilities under operating lease arrangements. Future minimum lease payments consist of the following at December 31, 2002 (in thousands):

                                             OPERATING
                                              LEASES
          Year ended December 31,           ----------
                      2003                  $    315
                      2004                       277
                      2005                       257
                      2006                       201
                      2007                       148
                      2008-2010                  379
                                            --------
                                            $  1,577
                                            ========

    Rent expense for the years ended December 31, 2002 and 2001 was $450,000 and $566,000, respectively.

    The future minimum lease payments above include a seven year lease entered into by the Company on December 31, 2002 with a third party for a new corporate facility in Denver, Colorado. The lease will commence on April 1, 2003. In connection with this lease the Company has $90,000 in restricted cash used to secure an irrevocable standby letter of credit (the "LOC") with the lessor. The LOC is to be used for completion of certain tenant improvements to this facility. The LOC has an expiration date of July 31, 2003, but can be extended on a yearly basis through July 31, 2009.

7.  INCOME TAXES

    Income tax expense (benefit) consists of the following (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                               --------------------------
                                                 2002              2001
                                               --------          --------
     Current tax expense (benefit)
        Federal                                $     --          $     --
        State                                        --                --
                                               --------          --------
                                                     --                --
     Deferred tax expense (benefit)
        Federal                                     (93)             (512)
        State                                       (13)              (62)
                                               --------          --------
                                                   (106)             (574)
                                               --------          --------
     Increase in valuation allowance                106             1,768
                                               --------          --------
                                               $     --          $  1,194
                                               ========          ========

    A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                     2002                    2001
                                             -----------------       -----------------
                                              AMOUNT        %         AMOUNT       %
                                             --------   ------       --------   ------
   Computed "expected" tax                   $   (117)   (34.0)%     $   (533)   (34.0)%
   State income taxes, net of Federal
     income tax effect                            (17)    (5.0)%          (77)    (4.9)%
   Increase in valuation allowance                106     30.9%         1,768    112.8%
   Nondeductible expenses and
   other                                           28      8.1%            36      2.3%
                                             --------   ------       --------   ------
                                             $     --       --%      $  1,194     76.2%
                                             ========   ======       ========   ======

    Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                        DECEMBER 31,
                                                   ---------------------
                                                      2002        2001
                                                   ---------   ---------
      Deferred tax assets:
         Net operating loss carry forwards         $   2,399   $   2,335
         Accrued liabilities                              73          62
         Allowance for doubtful accounts                  18          16
         Inventory reserves                               23          20
         Depreciation and amortization                   124          85
         Other                                             8           2
         Valuation allowance                          (2,586)     (2,480)
                                                   ---------   ---------
      Total deferred tax assets                           59          40
                                                   ---------   ---------
      Deferred tax liabilities:
         Amortization of patents                          59          57
                                                   ---------   ---------
      Total deferred tax liabilities                      59          57
                                                   ---------   ---------
      Net deferred tax liability                   $      --   $     (17)
                                                   =========   =========
    Recorded as follows:
         Deferred tax assets                       $      --   $      --
         Non-current deferred tax liabilities             --         (17)
                                                   ---------   ---------
      Net deferred tax liability                   $      --   $     (17)
                                                   =========   =========

    As of December 31, 2002, the Company had a net operating loss ("NOL") carryforward of approximately $6,150,000 which is available to offset future taxable income, if any through 2022. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

    The Company experienced a downturn it its business during 2001, which resulted in significant operating losses. The Company attributes the downturn primarily to the current uncertain general economic environment, and the volatile economic environment faced by the Company's customers. Because of this situation, management reassessed the realization of its recorded net deferred tax assets. Based on this reassessment, management concluded, based on its assessment of appropriately weighted available evidence as prescribed in the Statement of Financial Accounting Standards 109 ("SFAS 109"), that it was more likely than not that existing deferred tax assets would not be realizable and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $1,768,000 in 2001, which resulted in an increase to the provision for income taxes of $1,194,000.

8.  PREFERRED STOCK

    Preferred Stock Series A-

    In 1999, the Company authorized the issuance of 502,326 shares of Series A, convertible, redeemable, cumulative, participating, no par preferred stock ("Series A preferred stock"). On April 20, 2001 the Company's Board of Directors resolved and filed a

Certificate of Amendment of Series A Convertible Preferred Stock with the State of Colorado, in authorized accordance with the provisions of its Articles of Incorporation to increase the authorized number of Series A preferred stock to 692,951 shares.

    During 1999, an existing common shareholder purchased 465,116 shares of Series A preferred stock and warrants to purchase 139,535 shares of common stock at $2.50 per share, with a five-year term, in exchange for $1,000,000. The net proceeds to the Company were $974,000. The warrants were valued at $87,000 using the Black Scholes option pricing model, and have been recorded as a discount to the Series A preferred stock. This discount is being accreted over the five-year term of the Series A preferred stock.

Preferred Stock - Series A and Series B

On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock in the accompanying 2002 financial statements. This beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002. In addition, the accretion recorded under the mandatory redemption feature, including the impact of the beneficial stock discount, was $17,000 for the years ended 2001 and 2002.

The reason for the exchange of the Series A shares for the Series B shares is to provide the Investor with a conversion rate that reflects current market prices.

    The holder of the Series B preferred stock has various rights and preferences as follows:

    Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share.

    Anti-Dilution Protection -- The Series B preferred stock conversion ratio is subject to adjustment, calculated in accordance with the Company's article of incorporation, if the Company issues securities at a price per share that is less than the current conversion ratio of the Series B preferred stock.

    Voting -- The Series B preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

    Dividends -- The Series B preferred stock accrue dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. As of December 31, 2001, prior to the conversion to Series B, the Series A preferred shares had accumulated dividends in arrears of $47,000. Of the dividends in arrears at December 31, 2001, the Company made a dividend payment of 21,895 in preferred shares at the conversion price of $2.15 per share, subsequently in March of 2002. As of December 31, 2002, the Series B preferred shares have zero accumulated dividends in arrears.

    Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,305,000 at December 31, 2002.

    Mandatory Redemption -- The Series B preferred stock is redeemable at any time after September 1, 2004 at the option of the holders of the Series B preferred stock. The redemption price is equal to $2.15 per share to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holders of the Series B preferred stock, the Series B preferred stock can be converted into a debt obligation of the Company in a form acceptable to the holders of the Series B preferred stock.

    Optional Redemption -- The Company maintains a one-time option to repurchase the Series B preferred stock or require the holder to convert their preferred stock, under the following terms. At any time following a 45-day consecutive trading period during which the average closing price per share of the Company's common stock is at least $5.00 per share, the Company may give notice of its intention to repurchase all of the outstanding Series B preferred shares. The holder of the Series B preferred stock shall have 30 days from receipt of the Company's repurchase notice to elect to convert their Series B preferred shares to common stock. In the event that the holder of the Series B preferred stock does not elect to convert all of their Series B preferred stock, the Company may repurchase all, but not less than all, of the remaining Series B preferred stock at the price of $4.00 per share, or 90% of the fair market value of the common stock, whichever is greater, plus any accumulated dividends, by notice to the holder of the Series B preferred stock and tendering of funds within five business days of the expiration of the Series B preferred stockholder's conversion option. The fair market value of the common stock shall be determined by the average closing price of the common stock for the five trading days prior to the date on which the Series B preferred stockholder's option to convert expires.

Preferred Stock - Series C

On March 27, 2002, the Company authorized the issuance of 1,000 shares of Series C, convertible, redeemable, cumulative, participating, no par preferred stock ("Series C preferred stock").

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stock holders can elect the option to redeem the Series C preferred stock. The accretion recorded for the twelve month period ending December 31, 2002 was $153,000. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

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

    Dividends -- The Series C preferred stock accrue dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series A preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series A preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. As of December 31, 2002, the Series C preferred shares accumulated zero dividends in arrears.

    Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,062,000 at December 31, 2002.

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


9.  STOCK WARRANTS AND OPTIONS

    WARRANTS

    In connection with the Series C preferred stock transaction on March 27, 2002, the Investor received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The fair value the warrant grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero; expected volatility of 100%; risk-free interest rate of 3.00%; and an expected term of five years.

    The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock.

    Stock warrant transactions during 2002 and 2001 are summarized below:

                                                                 WEIGHTED AVERAGE
                                                  SHARES          EXERCISE PRICE
                                                ----------       ----------------
      Outstanding at December 31, 2000             847,428              4.43
      Granted                                           --                --
      Exercised                                         --                --
      Forfeited                                    (87,893)             4.50
                                                ----------
      Outstanding at December 31, 2001             759,535              4.42
                                                ==========
      Granted                                      417,153              1.27
      Exercised                                         --                --
      Forfeited                                         --                --
                                                ----------
      Outstanding at December 31, 2002           1,176,688              3.30
                                                ==========


    STOCK OPTIONS

    The Company has two stock option plans, an incentive stock option plan (the "1993 Plan") and the 1996 Stock Option Plan (the "1996 Plan") (collectively, the "Plans"). The 1993 Plan provides employees and officers with an opportunity to purchase an aggregate of 159,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and generally expire up to ten years from the date of grant. Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 722,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 25% per year over four years for employees and 33% per year over three years for directors and generally expire up to ten years from the date of grant.

    Stock option transactions of the Plans during 2002 and 2001 are summarized below:

                                                                   WEIGHTED AVERAGE
                                                   SHARES           EXERCISE PRICE
                                                 ----------        ----------------
       Outstanding at December 31, 2000             645,536              3.43
       Granted                                      234,750              1.27
       Exercised                                     (2,400)             2.03
       Forfeited                                   (250,886)             3.67
                                                 ----------
       Outstanding at December 31, 2001             627,000              2.53
                                                 ==========
       Granted                                      138,000              1.11
       Exercised                                         --                --
       Forfeited                                    (63,625)             2.44
                                                 ----------
       Outstanding at December 31, 2002             701,375              2.25
                                                 ==========

    At December 31, 2002 and 2001, options were exercisable with respect to 493,975 and 307,800 shares, respectively, with exercise prices ranging from $0.55 to $6.44 and a weighted average exercise price of $2.49 and $3.21, respectively. As of December 31, 2002 the weighted average contractual life was
4.04 years.

    The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of options:

                                                                                               WEIGHTED AVERAGE
                                               NUMBER OF SHARES                              REMAINING CONTRACTUAL
                EXERCISE PRICE RANGE              OUTSTANDING         EXERCISE PRICE                 LIFE
            ---------------------------     ----------------------  ------------------  --------------------------
                    $0.55 - $1.50                   339,000               $ 1.18                     5.72
                    $2.03 - $2.94                   227,000               $ 2.63                     3.92
                    $3.25 - $4.56                    88,425               $ 3.41                     2.02
                    $5.69 - $6.44                    46,950               $ 6.03                     2.26
                                                   --------               ------                     ----
                                                    701,375               $ 2.49                     4.04
                                                   ========               ======                     ====


    In October 2001, 30,000 options were granted to a non-employee consultant of the Company for services provided. These options vest at a rate of 4.17% per month, over a two-year period, and are exercisable based on completed vesting. Compensation expense of $15,000 and $4,000 was recorded during 2002 and 2001, respectively.

FAIR VALUE

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by Statement of Financial Accounting Standard No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 2002               2001
                                                              --------          --------
      Net loss applicable to common shareholders:
         As reported                                          $ (1,165)         $ (2,870)
         Pro forma                                            $ (1,678)         $ (3,117)
      Basic and diluted loss per share:
         As reported                                          $  (0.32)         $  (0.80)
         Pro forma                                            $  (0.46)         $  (0.86)

    The fair value of options granted in 2002 and 2001 were $139,000 and $295,000 respectively. The fair value of each option and grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2002 and 2001: dividend yield of zero; expected volatility ranging from 106% to 115% ; risk-free interest rates ranging from 3.73% to 5.21%; and an expected term of seven to ten years.

10.  PROFIT SHARING PLAN

        The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. During 2001 the Company implemented a formal contribution plan. Beginning on April 1, 2001 the Company's contribution plan allowed for company matching contributions of $0.25 for every $1.00 invested by the employee in the program, limited to the first 50% of the employee's maximum contribution (capped at $5,250.00 per year). Participants vest in employer contributions at a rate of 20% per year over five years. During 2002 and 2001, zero and $19,000 were contributed to the Plan, respectively. Effective January 1, 2002, the Company's board of directors temporarily discontinued Company contributions to the Plan.

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

        The accounting policies for these segments are the same as those described in Note 1 and there are no intersegment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

    The table below summarizes information about reported segments (in thousands):

                                                          EQUIPMENT    ARTC   CORPORATE    TOTAL
                                                          ---------   ------  ---------   ------
YEAR ENDED DECEMBER 31, 2002
Sales                                                       $6,606    $1,461      --      $8,067
Gross profit                                                 3,286       219      --       3,505
Property and equipment, net                                    174       536      --         710
Capital expenditures                                            77       196      --         273
Depreciation and amortization                                  105       315      --         420
Interest expense                                                --        --     178         178
Interest income                                                 --        --       5           5
Income tax expense                                              --        --      --          --

OTHER SIGNIFICANT NON-CASH ITEMS:
Transfer of equipment to inventory held
   for resale                                                   15        --      --          15
Deemed preferred stock dividend
   resulting from conversion of Series A
   preferred shares to Series B preferred
   shares                                                       --        --     489         489
Redeemable preferred stock dividends
   declared                                                     --        --     163         163
Accretion of preferred stock                                    --        --     170         170

YEAR ENDED DECEMBER 31, 2001
Sales                                                       $5,815    $2,330      --      $8,145
Gross profit                                                 2,445       591      --       3,036
Property and equipment, net                                    176       669      --         845
Capital expenditures                                            83       109      --         192
Depreciation and amortization                                  115       431      --         546
Interest expense                                                --        --     200         200
Interest income                                                 --        --       1           1
Income tax expense                                              --        --   1,194       1,194

OTHER SIGNIFICANT NON-CASH ITEMS:
Transfer of equipment to inventory held
   for resale                                                  118        --      --         118
Deemed preferred stock dividend
   resulting from conversion of Series A
   preferred shares to Series B preferred
   shares                                                       --        --      --          --
Redeemable preferred stock dividends
   declared                                                     --        --      92          92
Accretion of preferred stock                                    --        --      17          17

     The following information is by geographic area (in thousands):

                                                    UNITED  STATES          EUROPE      ASIA PACIFIC     MIDDLE EAST        TOTAL
                                                    --------------          ------      ------------     -----------      --------
       YEAR ENDED DECEMBER 31, 2002
       Sales                                           $5,212                $ 64          $2,721           $ 70           $8,067
       Property and equipment, net                        582                 128              --             --              710

       YEAR ENDED DECEMBER 31, 2001
       Sales                                           $6,213                $976          $  825           $131           $8,145
       Property and equipment, net                        717                 128              --             --              845

    International sales are based on where the products were shipped and where ARTC services were rendered.



12.  LEGAL MATTERS

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee and officer. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company. The parties selected a single arbitrator with the Judicial Arbiter Group in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Hobbs to recovery, and it will actively defend its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any.

    In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its response to the HEC Complaint on January 7, 2003. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

    On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company is evaluating this complaint with its counsel and will file within 20 days from the date of service of the complaint. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

                                INDEX TO EXHIBITS


                     EXHIBIT
                     NUMBER                           DESCRIPTION
                 ---------------    -------------------------------------------------
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

                     10.15          Settlement Agreement dated August 30, 1999 by and
                                    among QualMark Corporation and Screening Systems,
                                    Inc.(5)

                     10.16          Preferred Stock Purchase Agreement dated September
                                    1, 1999, including Warrant to Purchase 139,535
                                    Shares of Common Stock.(5)

                     10.17          Third Amendment to Loan Agreement dated March 31,
                                    2000 by and between QualMark and U.S. Bank National
                                    Association.(6)

                     10.18          Employment Agreement dated July 17, 2000 by and
                                    between the Company and Charles D. Johnston.(7)

                     EXHIBIT
                     NUMBER                               DESCRIPTION
                 --------------     ---------------------------------------------------------

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

                     10.22          Series C Preferred Stock Purchase Agreement dated
                                    March 27, 2002 (11)

                     10.23          Series C Preferred Stock Certificate of Designations (11)

                     10.24          Series B Preferred Stock Certificate of Designations (11)

                     10.25          Fifth  Amendment to  Promissory  Notes and Eighth
                                    Amendment to Loan Agreement dated January 23, 2003 by
                                    and  between QualMark and U.S. Bank National Association.
                     10.26          Irrevocable Letter of Credit issued to Catellus Development
                                    Corporation

                     23.1           Consent of Gelfond Hochstadt Pangburn, P.C.

                     99.9           Certifications of Section 906 of the Sarbanes-Oxley Act of
                                    2002

-----------------

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