Form 10QSB
period 2003-03-31
QUALMARK CORP
filed 2003-05-14
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended                  March 31, 2003
                               -------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                        to
                              -----------------------    -----------------------

Commission file number                         0-28484
                       ---------------------------------------------------------

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Colorado                                    84-1232688
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    4580 Florence Street, Denver, CO                          80238
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number)                   (303) 254-8800
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

The number of shares of no par value common stock outstanding at May 9, 2003 is 3,610,092.

    Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE THREE      FOR THE THREE
                                                          MONTHS ENDED       MONTHS ENDED
                                                            MARCH 31,         MARCH 31,
                                                              2003               2002
                                                         -------------      -------------
Net revenue                                              $       1,334      $       1,903
Cost of sales                                                      924              1,117
                                                         -------------      -------------
    Gross profit                                                   410                786

Selling, general and administrative expenses                       550                665
Research and development expenses                                  170                196
                                                         -------------      -------------
   Loss from operations                                           (310)               (75)

Other expense:
    Interest, net                                                  (32)               (46)
                                                         -------------      -------------

Net loss                                                 $        (342)     $        (121)
                                                         =============      =============


Net loss per share - basic and diluted                   $       (0.12)     $       (0.18)

Weighted average number of common shares - basic
 and diluted                                                 3,610,000          3,610,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
            (UNAUDITED AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                  MARCH 31, 2003      DECEMBER 31, 2002
                                                                  --------------      -----------------
ASSETS
Current assets:

  Cash                                                            $          758      $           1,288
  Trade accounts receivable, net of allowance for
      Doubtful accounts of $60 and $52 at March 31,
      2003 and December 31, 2002, respectively                             1,271                  1,468
  Inventories, net                                                           599                    612
  Other current assets                                                        99                     27
                                                                  --------------      -----------------
    Total current assets                                                   2,727                  3,395

  Property and equipment, net                                                690                    710
  Restricted cash                                                             90                     90
  Other assets                                                               121                     70
                                                                  --------------      -----------------
                                                                  $        3,628      $           4,265
                                                                  ==============      =================


LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:

  Accounts payable                                                $          339      $             487
  Accrued expenses                                                           354                    339
  Deferred revenue                                                            40                     40
  Current portion of long-term debt                                        1,445                    720
                                                                  --------------      -----------------
    Total current liabilities                                              2,178                  1,586

  Long-term debt                                                              --                    890
                                                                  --------------      -----------------
    Total liabilities                                                      2,178                  2,476
                                                                  --------------      -----------------
Commitments and contingencies

Convertible redeemable preferred stock (Note 8);
     no par value; 2,000,000 shares authorized;

     692,951 designated as Series B, 606,086 shares issued
     and outstanding, liquidation preference of $1,331 (2003);             1,273                  1,243

     2,000 designated as Series C, 1,062 shares issued
     and outstanding, liquidation preference of $1,084 (2003);               287                    215

Shareholders' (deficit) equity:
  Common stock; no par value; 15,000,000 shares authorized;
      3,610,092 shares issued and outstanding                              7,730                  7,829

Accumulated deficit                                                       (7,840)                (7,498)
                                                                  --------------      -----------------
    Total shareholders' (deficit) equity                                    (110)                   331
                                                                  --------------      -----------------

                                                                  $        3,628      $           4,265
                                                                  ==============      =================

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                 FOR THE THREE    FOR THE THREE
                                                                                  MONTHS ENDED     MONTHS ENDED
                                                                                 MARCH 31, 2003   MARCH 31, 2002
                                                                                 --------------   --------------
                   Cash Flows From Operating Activities:
                   Net loss                                                      $         (342)  $         (121)
                   Adjustments to reconcile net loss to net cash used in
                     Operating activities:
                       Depreciation and amortization                                         93              113
                       Decrease in inventory reserve                                         (8)              --
                       Provision for bad debts                                                8               10
                       Stock option expense                                                   3               --
                   Change in assets and liabilities:
                       Trade accounts receivable                                            189             (451)
                       Inventories                                                           21              435
                       Other assets                                                        (130)            (114)
                       Accounts payable and accrued expenses                               (133)             (73)
                                                                                 --------------   --------------
                           Net cash used in operating activities                           (299)            (201)


                   Cash Flows From Investing Activities:
                   Acquisition of property and equipment                                    (66)             (40)
                                                                                 --------------   --------------
                       Net cash used in investing activities                                (66)             (40)


                   Cash Flows From Financing Activities:
                   Payments on borrowings                                                  (165)             (95)
                   Proceeds from issuance of preferred stock and warrants, net               --              976
                                                                                 --------------   --------------
                       Net cash (used in)  provided by financing activities                (165)             881

                   Net (decrease) increase in cash                                         (530)             640
                   Cash and cash equivalents at beginning of period                       1,288              500
                                                                                 --------------   --------------
                   Cash and cash equivalents at end of period                    $          758   $        1,140
                                                                                 ==============   ==============

                   Supplemental Disclosure:
                   Interest paid                                                 $           33   $           24

                   Non-Cash Investing and Financing Activities:
                   Deemed preferred stock dividend resulting from conversion
                   of Series A preferred shares to Series B preferred shares                 --   $          489
                   Redeemable preferred stock dividends accrued                  $           48   $           26
                   Accretion of preferred stock                                  $           54   $            6
                   Transfer of equipment to inventory held for resale                        --   $           12

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 1 - Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2003 are not necessarily indicative of results for the remainder of 2003. Amounts at December 31, 2002 are derived from the Company's audited financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                 MARCH 31,      DECEMBER 31,
                                                    2003            2002
                                                 ---------      ------------
         Raw materials                           $     402      $        501
         Work in process                                93               107
         Finished goods                                155                63
         Less: Allowance for obsolescence              (51)              (59)
                                                 ---------      ------------
                                                 $     599      $        612
                                                 =========      ============

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank Borrowings

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2002 Form 10-KSB, Financial Statement Note 5.

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

The average interest rate for the three-month periods ending March 31, 2003 and 2002, for the term loan and revolving credit line was 7.5% and 7.08%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of March 31, 2003, there was no additional availability on the line of credit.

As of March 31, 2003, the balances of the revolving credit and term loan are $500,000 and $945,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of March 31, 2003, the Company was not in compliance with certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending March 31, 2003.

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

The calculation of basic and diluted loss per share is as follows (in thousands, except per-share amounts):

Basic and diluted loss per share computation:

                                                                THREE MONTHS ENDED

                                                        MARCH 31, 2003      MARCH 31, 2002
                                                        --------------      --------------
Net loss                                                $         (342)     $         (121)
Accretion of redeemable preferred stock, preferred
stock dividends, and beneficial conversion feature                (102)                (32)
Deemed preferred stock dividend resulting from
conversion of Series A preferred shares to Series B
preferred shares                                                    --                (489)
                                                        --------------      --------------

Net loss applicable to common shareholders                        (444)               (642)
                                                        ==============      ==============

Weighted average shares outstanding - basic                      3,610               3,610
                                                        ==============      ==============

Net loss per share - basic                              $        (0.12)     $        (0.18)
                                                        ==============      ==============


Weighted average shares outstanding - basic                      3,610               3,610

Dilutive stock options and warrants                                 --                  --
                                                        --------------      --------------

Weighted average shares outstanding - diluted                    3,610               3,610
                                                        ==============      ==============

Net loss per share - diluted                            $        (0.12)     $        (0.18)
                                                        ==============      ==============

Options and warrants to purchase 1,887,063 and 1,758,267 shares of common stock and 620,169 (3,252,723 if converted to common shares, refer to Note 8) and 572,640 (3,003,349 if converted to common shares, refer to Note 8) preferred shares were excluded from dilutive stock option calculations for the three month periods ended March 31, 2003 and 2002, respectively, as their inclusion would be antidilutive.

NOTE 6 - Segment Information

The Company operates in two business segments, testing equipment ("Equipment") and Accelerated Reliability Test Centers ("ARTC"). The Equipment segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and components. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental.

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for the fiscal year ended 2002 and there are no inter-segment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on revenue or gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands) as of and for the three months ended March 31, 2003 and 2002:

                                                       EQUIPMENT      ARTC        TOTAL
                                                       ---------     ------      -------
                 THREE MONTHS ENDED MARCH 31, 2003

                 Net Revenue                           $   1,078     $  256      $ 1,334
                 Gross profit                                432        (22)         410
                 Property and equipment, net                 101        589          690

                 THREE MONTHS ENDED MARCH 31, 2002

                 Net Revenue                           $   1,312     $  591      $ 1,903
                 Gross profit                                553        233          786
                 Property and equipment, net                 163        604          767

    The following information is by geographic area (in thousands):

                                                             UNITED                  ASIA
                                                             STATES     EUROPE      PACIFIC        TOTAL
                                                             ------     ------      -------       -------
         THREE MONTHS ENDED MARCH 31, 2003
         Sales                                               $  958     $  376           --       $ 1,334
         Property and equipment, net                            578        112           --           690

         THREE MONTHS ENDED MARCH 31, 2002
         Sales                                               $1,354     $    4      $   545       $ 1,903
         Property and equipment, net                            653        114           --           767

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 7 - Income Taxes

Refer to the Company's 2002 Form 10-KSB, Financial Statement Note 7.

NOTE 8 - Preferred Stock

Preferred Stock - Series A and Series B

On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock in the accompanying 2002 financial statements. This beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002. In addition, the accretion recorded under the mandatory redemption feature, including the impact of the beneficial stock discount, was $4,000 for the three month periods ended March 31, 2003 and 2002.

The reason for the exchange of the Series A shares for the Series B shares was to provide the Investor with a conversion rate that reflects current market prices.

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

      Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2003 and 2002, $26,000 and $1,300 of dividends were accrued, respectively. As of March 31, 2003, the Series B preferred shares have $26,000 of accumulated dividends in arrears. Of the dividends in arrears at March 31, 2003, the Company anticipates a dividend payment (in kind) of 12,218 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2003.

      Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,331,000 at March 31, 2003.

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

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stockholders can elect the option to redeem the Series C preferred stock. The accretion recorded for the three month periods ending March 31, 2003 and 2002 was $50,000 and $2,000, respectively. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

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

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 2003 and 2002, $22,000 and $1,000 of dividends were accrued, respectively. As of March 31, 2003, the Series C preferred shares accumulated dividends in arrears of $22,000. Of the dividends in arrears at March 31, 2003, the Company anticipates a dividend payment (in kind) of 22 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2003.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,084,000 at March 31, 2003.

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

NOTE 9 - Legal Matters

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee and officer. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration hearing in front of the single arbitrator with JAG. The arbitrator will make his final ruling and damage assessment, if any, on or before June 20, 2003. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Hobbs to recovery, and has actively defended its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any.

    In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its answer to the HEC Complaint on January 7, 2003. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

    On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) the use by the Company of written materials on HALT and HASS constitutes infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to copyright infringement and other claims and disputed Hobs alleged ownership of copyright in any written materials used by the Company based on Hobbs having sold all rights to such materials to the Company in 1994. Subsequently, on April 30, 2003, the Company filed a motion for postponement of further activity in the District Court action pending the decision of the arbitrator based on the hearing completed on April 26, 2003. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

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

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31,
2003

Revenue

Net revenue decreased $569,000 or 29.9% from $1,903,000 in the three months ended March 31, 2002 to $1,334,000 for the three months ended March 31, 2003.

Equipment Revenue

Equipment revenue decreased $234,000 or 17.8% from $1,312,000 in the three-month period ended March 31, 2002 to $1,078,000 in the three months ended March 31, 2003. Seven OVS units were sold in the first quarter of 2003, of which one was a used/refurbished unit, compared to nine OVS units sold in the first quarter of 2002, of which one was a used/refurbished unit. The decrease in sales for the period ended March 31, 2003 primarily occurred due to the continued slowdown of the capital goods market, the international political environment, and our historically steady Asia Pacific business failing to materialize. The Company is continuing its aggressive pursuit of international and domestic sales in the high technology industry in preparation for the eventual economic improvement. Of the units sold in the quarter ended March 31, 2003, three represented international sales versus four international sales for the quarter ended March 31, 2002. The international market was down for the first quarter of 2003 providing only 32.7% of the Company's equipment revenue for the three months ended March 31, 2003 versus 41.5% for the three months ended March 31, 2002. The Company continues to expect a slow recovery in domestic equipment sales throughout 2003 as the equipment line of business trends capital spending. Because of the lagging economy, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well focus on the used/refurbish equipment line of business. The Company utilizes two methods to supply its used and refurbished equipment line. The Company actively purchases used QualMark equipment from the marketplace, refurbishes and sells the updated equipment, or sells its used "as is" equipment from its test center labs. Both methods could result in lower per chamber average revenue, but will generally yield higher margins for the Company, as minimal labor and material is required to prepare them for resale. The Company is encouraged with its recently released product, the OVTT (refer to the 2002 form 10KSB, Item 1, Research and Product Development) to also assist in stimulating the domestic equipment market. The Company can not give any assurance of the demand of its used/refurbish equipment sales, success of the OVTT, or the overall increase in equipment sales.

On September 7, 2001 the Company announced an exclusive strategic partnership with Weiss Umwelttechnik GmbH ("Weiss Technik"), the world leader in environmental test chambers. In June 2003, the Company will officially terminate its partnership with Weiss Technik. The decision was mutually decided upon, as import costs became prohibitive. This will allow the Company to focus on its core business.

Test Center (ARTC) Revenue

Test center revenue decreased $335,000 or 56.7% from $591,000 in the three months ended March 31, 2002 to $256,000 in the three months ended March 30, 2003. The Company operated four test centers in the U.S., maintained one strategic domestic partnership, and five strategic partnership test center operations in Europe during 2003, versus five test centers in the U.S. and five strategic partnership operations in Europe during the same period in 2002. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry, as well as an increase in competition. Due to the existing economic trends, companies that would not normally compete in the test center industry are doing so to generate additional revenue. This additional competition has resulted in increased pricing and demand pressures for the Company. Due to QualMark's perseverance during the current economic atmosphere, the Company received a significant six-figure test center order from one of the largest military contractors (which should be completed by the end of 2003). The Company is also continuing to examine the Detroit, Michigan partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. In April 2003 the Company expanded its test center network with a new domestic partner in the Southern United States, which will follow the Detroit, Michigan test center model. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic partnerships. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness, however the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the three months ended March 31, 2003 was 30.7%. This compares to a gross margin of 41.3% for the three months ended March 31, 2002. The decrease in gross margin for the three-month period is primarily due to increased equipment costs for Certification Europa (CE) licensing, which enables manufactured products to be sold in Europe, and the low volume on our test center line of business. The Company is cautiously optimistic in observing an increase in interest from potential European buyers during the remainder of 2003, and feels the aforementioned strategic test center plan is on schedule and is being implemented as intended.

Operating Expenses

Total operating expenses decreased $141,000 or 16.4% to $720,000 for the three months ended March 30, 2003 from $861,000 for the three months ended March 31, 2002.

Selling, general and administrative expenses decreased $115,000 or 17.3% to $550,000 in the three months ended March 31, 2003 from $665,000 for the three months ended March 31, 2002. The decrease in the first quarter of 2003 is primarily due to the reduction of legal and professional fees related to arbitration costs (refer to Note 9 of the Financial Statements) to be concluded in the second quarter of 2003. The Company continues to monitor and identify ways to reduce operating expenditures. Sales and marketing expenses remained consistent from the first quarter of 2002 compared to the first quarter of 2003. The Company believes that its investment in sales and marketing, at its current level, is in line with future needs as the economy recovers. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $26,000 or 13.3% to $170,000 for the three months ended March 31, 2003 from $196,000 for the three months ended March 30, 2002. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the first quarter 2003, the Company's research and development department completed an overall "vibration core" product redesign. The design changes will improve reliability, increase the ease of manufacturing, and increase usability for our customers.

Liquidity and Capital Resources

During the three months ended March 31, 2003, the Company used $299,000 of cash from operating activities, invested $66,000 for equipment, and repaid $165,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $530,000, for an ending balance of $758,000 at March 31, 2003. During the three months ended March 31, 2002, the Company used $201,000 of cash from operating activities, invested $40,000 for equipment, and repaid $95,000 of commercial bank borrowings. The Company also received net proceeds of $976,000 for the issuance of preferred stock and warrants (refer to Note 8 of the Financial Statements). Together, these activities resulted in a cash increase of $640,000 for an ending balance of $1,140,000 at March 31, 2002.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

During 2002, there were various renegotiations of the Credit Agreement. Among other changes, the interest rate was increased to Prime Rate plus 3.0%, with required monthly payments of $55,000. On January 23, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the principal amount of the revolving line of credit was reduced to $500,000 and the principal amount of the term loan was increased to $1,110,000, the monthly principal payments will increase on July 1, 2003 from $55,000 to $65,000, and the maturity date was extended to March 15, 2004.

The average interest rate for the three-month period ending March 31, 2003, for the term loan and revolving credit line was 7.5%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of March 31, 2003, there was no additional availability on the line of credit.

As of March 31, 2003, the balances of the revolving credit and term loan are $500,000 and $945,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of March 31, 2003, the Company was not in compliance with certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending March 31, 2003. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement the Company is making monthly principal payments of $55,000 on the term loan. These payments will increase to $65,000 beginning July 1, 2003. The Company had also determined that, during 2003, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2003, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2003 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2003. However, the Company's management believes that the Company's cash and cash equivalents and working capital, provide adequate capital resources to fund its operations, 2003 debt repayments, and working capital needs, through at least the end of the first quarter of 2004. The Company's inability to modify or replace its debt when it comes due on March 15, 2004, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While their can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

Business Environment

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Suppliers

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

International Operations

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Intellectual Property

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Legal Proceedings

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee and officer. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration hearing in front of the single arbitrator with JAG. The arbitrator will make his final ruling and damage assessment, if any, on or before June 20, 2003. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Hobbs to recovery, and has actively defended its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any.

    In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its answer to the HEC Complaint on January 7,

2003. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

    On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) the use by the Company of written materials on HALT and HASS constitutes infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to copyright infringement and other claims and disputed Hobs alleged ownership of copyright in any written materials used by the Company based on Hobbs having sold all rights to such materials to the Company in 1994. Subsequently, on April 30, 2003, the Company filed a motion for postponement of further activity in the District Court action pending the decision of the arbitrator based on the hearing completed on April 26, 2003. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

Government Regulation

Refer to the 2002 Form 10-KSB, Management Discussion and Analysis, Item 6.

Nasdaq Market Listing

Refer to the 2002 Form 10-KSB, Market for Common Equity and Related Stockholder Matters, Item 5.

Critical Accounting Policies and Estimates

Refer to the 2002 Form 10-KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2002 Form 10-KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,445,000 Credit Agreement (refer to Note 3 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2003 would be an annual increase or decrease of approximately $14,000 in interest expense for a twelve-month period.

    During 2003, revenue generated from foreign sales are primarily payable in United States dollars. Certain foreign sales are denominated in Euros, however the foreign exchange rate risk is not material.

Item 4.


                             CONTROLS AND PROCEDURES

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

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

    On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee and officer. The arbitration demand alleges that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration hearing in front of the single arbitrator with JAG. The arbitrator will make his final ruling and damage assessment, if any, on or before June 20, 2003. The Company believes it did not breach the September 30, 1995 agreement or cause damages to entitle Hobbs to recovery, and has actively defended its position; however, no guarantee can be given on the ultimate outcome or on the ultimate amount of damages, if any.

    In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its answer to the HEC Complaint on January 7, 2003. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

    On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) the use by the Company of written materials on HALT and HASS constitutes infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to copyright infringement and other claims and disputed Hobs alleged ownership of copyright in any written materials used by the Company based on Hobbs having sold all rights to such materials to the Company in 1994. Subsequently, on April 30, 2003, the Company filed a motion for postponement of further activity in the District Court action pending the decision of the arbitrator based on the hearing completed on April 26, 2003. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

Item 2   Changes in Securities

    None

Item 3   Defaults upon Senior Securities

    None

Item 4   Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of shareholders of the Company at the Annual meeting of Shareholders held May 8, 2003:

(a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

         NOMINEE                                     FOR                                WITHHELD
         Charles D. Johnston                         6,440,712                          2,500
         James LD Roser                              6,440,712                          2,500
         Alan Valenti                                6,435,217                          7,995
         H. Robert Gill                              6,440,712                          2,500
         William Sanko                               6,440,712                          2,500

(b) Gelfond Hochstadt Pangburn, P.C., independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 2003, by a vote of 6,436,712 shares in favor, 3,000 shares against, and 3,500 shares withheld.


Item 5   Other Information

    None

Item 6 Exhibits and Reports on Form 8-K.

    (a) Exhibits - See Index to Exhibits

    (b) Reports on Form 8-K during the quarter ended March 31, 2003:

         On February 19, 2003, the Company issued a press release announcing its earnings for the fourth quarter and full year ended December 31, 2002.

         On March 24, 2003, the Company's Board of Directors appointed Anthony
         A. Scalese, the current Secretary and Vice President of Finance and Administration, Chief Financial Officer of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date:  May 14, 2003                    By: /s/ CHARLES D. JOHNSTON
      -----------------                   --------------------------------------
                                          Charles D. Johnston President, Chief
                                          Executive Officer

Date: May 14, 2003                     By: /s/ ANTHONY A. SCALESE
      -----------------                   --------------------------------------
                                          Anthony A. Scalese
                                          Chief Financial Officer
                                          & Principal Accounting Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Charles D. Johnston, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of QualMark Corporation (the "Registrant");

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

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                           /s/ Charles D. Johnston
                                           -------------------------------------
                                           Charles D. Johnston
                                           President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Anthony A. Scalese, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of QualMark Corporation (the "Registrant");

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

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                               /s/ Anthony A. Scalese
                                               ---------------------------------
                                               Anthony A. Scalese
                                               Chief Financial Officer &
                                               Principal Accounting Officer

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