Form 10QSB
period 2003-06-30
QUALMARK CORP
filed 2003-08-13
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

               Colorado                                      84-1232688
      ------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

    4580 Florence Street, Denver, CO                            80238
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number) (303) 254-8800

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock outstanding at August 13, 2003 is 3,610,092.

         Transitional Small Business Disclosure Format (check one): [ ] Yes [X]
No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE THREE     FOR THE THREE     FOR THE SIX       FOR THE SIX
                                                                MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                                  JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                                                    2003             2002              2003             2002
                                                               -------------     -------------     ------------     ------------
Net revenue                                                     $      1,977      $      2,084      $     3,310      $     3,987
Cost of sales                                                          1,154             1,189            2,077            2,306
                                                               -------------     -------------     ------------     ------------
    Gross profit                                                         823               895            1,233            1,681

Selling, general and administrative expenses                             590               664            1,141            1,324
Research and development expenses                                        159               189              329              385
Arbitration associated expenses                                          536               160              536              165
                                                               -------------     -------------     ------------     ------------
   Loss from operations                                                 (462)             (118)            (773)            (193)

Other expense:
    Interest, net                                                        (25)              (49)             (57)             (95)
                                                               -------------     -------------     ------------     ------------

Net loss                                                       ($        487)    ($        167)    ($       830)    ($       288)
                                                               =============     =============     ============     ============

Net loss per share - basic and diluted                         ($       0.16)    ($       0.07)    ($      0.29)    ($      0.25)

Weighted average number of common shares - basic and diluted       3,610,000         3,610,000        3,610,000        3,610,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
            (UNAUDITED AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                               JUNE 30, 2003     DECEMBER 31, 2002
                                                               -----------------------------------
ASSETS
Current assets:

  Cash                                                           $     510           $    1,288
  Trade accounts receivable, net of allowance for
     doubtful accounts of $53 and $52 at June 30,
      2003 and December 31, 2002, respectively                       1,823                1,468
  Inventories, net                                                     412                  612
  Other current assets                                                 127                   27
                                                                 ------------------------------
    Total current assets                                             2,872                3,395

  Property and equipment, net                                          686                  710
  Restricted cash                                                       90                   90
  Other assets                                                         119                   70
                                                                 ------------------------------

                                                                 $   3,767           $    4,265
                                                                 ==============================

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:

  Accounts payable                                               $     640           $      487
  Accrued arbitration expenses                                         424                   --
  Accrued expenses, other                                              429                  339
  Deferred revenue                                                      28                   40
  Current portion of long-term debt                                  1,280                  720
                                                                 ------------------------------
    Total current liabilities                                        2,801                1,586

  Long-term debt                                                        --                  890
                                                                 ------------------------------
     Total liabilities                                               2,801                2,476
                                                                 ------------------------------

Commitments and contingencies

Convertible redeemable preferred stock (Note 8) no par value; 2,000,000 shares authorized:

     692,951 designated as Series B, 606,886 shares issued
     and outstanding, liquidation preference of $1,358 (2003);       1,304                1,243

     2,000 designated as Series C, 1,062 shares issued and
     outstanding, liquidation preference of $1,105 (2003);             359                  215

Shareholders' (deficit) equity:

  Common stock; no par value; 15,000,000 shares authorized;
      3,610,092 shares issued and outstanding                        7,631                7,829

  Accumulated deficit                                               (8,328)              (7,498)
                                                                 ------------------------------
    Total shareholders' (deficit) equity                              (697)                 331
                                                                 ------------------------------

                                                                 $   3,767           $    4,265
                                                                 ==============================

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                  FOR THE SIX       FOR THE SIX
                                                                  MONTHS ENDED      MONTHS ENDED
                                                                 JUNE 30, 2003     JUNE 30, 2002
                                                                 -------------------------------
Cash Flows From Operating Activities:
Net loss                                                           ($    830)        ($     288)
Adjustments to reconcile net loss to net cash used in
(provided by)
 Operating activities:
    Depreciation and amortization                                        183                207
    Gain on disposal of equipment                                         (4)                 1
    Decrease in inventory reserve                                         (8)                --
    Provision for obsolete inventory                                      --                 50
    Provision for bad debts                                                1                 26
    Stock option expense                                                   7                  8
Change in assets and liabilities:
    Trade accounts receivable                                           (356)              (584)
    Inventories                                                          209                890
    Other assets                                                        (164)               (80)
    Accounts payable and accrued expenses                                655               (214)
                                                                   ----------------------------
        Net cash (used in) provided by operating activities             (307)                16

Cash Flows From Investing Activities:
Acquisition of property and equipment                                   (152)               (68)
Sale of property and equipment                                            11                 --
                                                                   ----------------------------
        Net cash used in investing activities                           (141)               (68)

Cash Flows From Financing Activities:
Payments on borrowings                                                  (330)              (245)
Proceeds from issuance of preferred stock and warrants, net               --                976
                                                                   ----------------------------
        Net cash (used in) provided by financing activities             (330)               731

Net (decrease) increase in cash                                         (778)               679
Cash and cash equivalents at beginning of period                       1,288                500
                                                                   ----------------------------
Cash and cash equivalents at end of period                          $    510          $   1,179
                                                                   ============================

Supplemental Disclosure:
Interest paid                                                       $     65          $      65

Non-Cash Investing and Financing Activities:
Deemed preferred stock dividend resulting from conversion
of Series A preferred shares to Series B preferred shares                 --          $     489

Redeemable preferred stock dividends accrued                        $     97          $      71

Accretion of preferred stock                                        $    108          $      61

Transfer of equipment to inventory held for resale                  $      1          $      12

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

The interim financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2003 are not necessarily indicative of results for the remainder of 2003. Amounts at December 31, 2002 are derived from the Company's audited financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                   JUNE 30,      DECEMBER 31,
                                     2003           2002
                                   --------------------------
Raw materials                      $  352          $   501
Work in process                        13              107
Finished goods                         98               63
Less: Allowance for obsolescence      (51)             (59)
                                   ------          -------
                                   $  412          $   612
                                   ======          =======

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank Borrowings

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2002 Form 10-KSB, Financial Statement Note 5.

During 2002, there were various renegotiations of the Credit Agreement. Among other changes, the interest rate was increased to Prime Rate plus 3.0%, with required monthly payments of $55,000, and the maturity date was extended to March 15, 2003. On January 23, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the principal amount of the revolving line of credit was reduced to $500,000 and the principal amount of the term loan was increased to $1,110,000, the monthly principal payments increased on July 1, 2003 from $55,000 to $65,000, and the maturity date was extended to March 15, 2004. On July 25, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the monthly principal payments decreased from $65,000 to $60,000 beginning July 31, 2003.

The average interest rate for the six-month periods ending June 30, 2003 and 2002, for the term loan and revolving credit line was 7.25% and 7.42%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of June 30, 2003, there was no additional availability on the line of credit.

As of June 30, 2003, the balances of the revolving credit and term loan are $500,000 and $780,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of June 30, 2003, the Company was not in compliance with certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending June 30, 2003.

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

The calculation of basic and diluted loss per share is as follows (in thousands, except per-share amounts):

Basic and diluted loss per share computation:

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30, 2003       JUNE 30, 2002     JUNE 30, 2003      JUNE 30, 2002
                                                   ----------------------------------------------------------------------
Net loss                                             ($    487)          ($    167)        ($    830)         ($    288)

Accretion of redeemable preferred stock,
preferred stock dividends, and beneficial
conversion feature                                        (103)               (100)             (205)              (132)

Deemed preferred stock dividend resulting
from conversion of Series A preferred
shares to Series B preferred hares                          --                  --                --               (489)
                                                     ------------------------------------------------------------------

Net loss applicable to common shareholders                (590)               (267)           (1,035)              (909)
                                                     ==================================================================

Weighted average shares outstanding - basic              3,610               3,610             3,610              3,610
                                                     ==================================================================

Net loss per share - basic                           ($   0.16)          ($   0.07)        ($   0.29)         ($   0.25)
                                                     ==================================================================

Weighted average shares outstanding - basic              3,610               3,610             3,610              3,610

Dilutive stock options and warrants                         --                  --                --                 --
                                                     ------------------------------------------------------------------

Weighted average shares outstanding - diluted            3,610               3,610             3,610              3,610
                                                     ==================================================================

Net loss per share -diluted                          ($   0.16)          ($   0.07)        ($   0.29)         ($   0.25)
                                                     ==================================================================

Options and warrants to purchase 1,873,563 and 1,823,767 shares of common stock and 632,655 (3,318,212 if converted to common shares, refer to Note 8) and 584,169 (3,063,909 if converted to common shares, refer to Note 8) preferred shares were excluded from dilutive stock option calculations for the three and six month periods ended June 30, 2003 and 2002, respectively, as their inclusion would be antidilutive.

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

The table below summarizes information about reported segments (in thousands) as of and for the three and six months ended June 30, 2003 and 2002:

                                                        EQUIPMENT     ARTC         TOTAL
                                                        ----------------------------------
THREE MONTHS ENDED JUNE 30, 2003
Net revenue                                              $  1,701   $     276    $   1,977
Gross profit                                                  805          18          823
Property and equipment, net                                   148         538          686

THREE MONTHS ENDED JUNE 30, 2002
Net revenue                                              $  1,786   $     298    $   2,084
Gross profit                                                  899          (4)         895
Property and equipment, net                                   170         530          710

                                                        EQUIPMENT     ARTC         TOTAL
                                                        ----------------------------------
SIX MONTHS ENDED JUNE 30, 2003
Net revenue                                              $  2,779   $     531    $   3,310
Gross profit                                                1,238          (5)       1,233
Property and equipment, net                                   148         538          686

SIX MONTHS ENDED JUNE 30, 2002
Net revenue                                              $  3,098   $     889    $   3,987
Gross profit                                                1,452         229        1,681
Property and equipment, net                                   170         530          710

The following information is by geographic area (in thousands) as of and for the three and six months ended June 30, 2003 and 2002:

                                                        UNITED                        ASIA
                                                        STATES       EUROPE          PACIFIC       TOTAL
                                                       --------      ------          -------     ----------
THREE MONTHS ENDED JUNE 30, 2003
Net revenue                                            $   861       $  212          $   904     $    1,977
Property and equipment, net                                590           96               --            686

THREE MONTHS ENDED JUNE 30, 2002
Net revenue                                            $ 1,139       $   --          $   945     $    2,084
Property and equipment, net                                603           97               --            710

                                                        UNITED                        ASIA
                                                        STATES       EUROPE          PACIFIC       TOTAL
                                                       --------      ------          -------     ----------
SIX MONTHS ENDED JUNE 30, 2003
Net revenue                                            $ 1,818       $  588          $   904     $    3,310
Property and equipment, net                                590           96               --            686

SIX MONTHS ENDED JUNE 30, 2002
Net revenue                                            $ 2,493       $    4          $ 1,490     $    3,987
Property and equipment, net                                603           97               --            710

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 7 - Income Taxes

Refer to the Company's 2002 Form 10-KSB, Financial Statement Note 7.

NOTE 8 - Preferred Stock

Preferred Stock - Series A and Series B

On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock. This beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002. In addition, the accretion recorded under the mandatory redemption feature, including the impact of the beneficial stock discount, were $4,000 and $8,000 for both the three and six month periods ended June 30, 2003 and 2002, respectively.

The reason for the exchange of the Series A shares for the Series B shares was to provide the Investor with a conversion rate that reflected current market price at the time of the exchange.

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

         Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2003 and 2002, $27,000 and $26,000 of dividends were accrued, respectively. During the six months ended June 30, 2003 and 2002, $53,000 and $26,000 of dividends were accrued, respectively. As of June 30, 2003, the Series B preferred shares have $53,000 of accumulated dividends in arrears. Of the dividends in arrears at June 30, 2003, the Company anticipates a dividend payment (in kind) of 24,683 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2003.

         Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,358,000 at June 30, 2003.

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

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the warrants and the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stockholders can elect the option to redeem the Series C preferred stock. The accretion recorded for both the three and six month periods ending June 30, 2003 and 2002 was $50,000 and $100,000, respectively. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

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

         Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2003 and 2002, $22,000 and $21,000 of dividends were accrued, respectively. During the six months ended June 30, 2003 and 2002, $44,000 and $21,000 of dividends were accrued, respectively. As of June 30, 2003, the Series C preferred shares accumulated dividends in arrears of $44,000. Of the dividends in arrears at June 30, 2003, the Company anticipates a dividend payment (in kind) of 44 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2003.

         Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,105,000 at June 30, 2003.

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

NOTE 9 - Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     JUNE 30, 2003      JUNE 30, 2002    JUNE 30, 2003       JUNE 30, 2002
                                                     ---------------------------------------------------------------------
Net loss                                                ($ 487)            ($ 167)           ($ 830)            ($ 288)

ADD: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                                  --                 --                --                 --

DEDUCT: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                        (39)               (91)              (39)              (102)
                                                        --------------------------------------------------------------

Pro forma net loss                                        (526)              (258)             (869)              (390)
                                                        ==============================================================

Net loss per share:

Basic and diluted - as reported                         ($0.16)            ($0.07)           ($0.29)            ($0.25)
                                                        ==============================================================

Basic and diluted - pro forma                           ($0.17)            ($0.10)           ($0.30)            ($0.28)
                                                        ==============================================================

NOTE 10 - Legal Matters

On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee, officer and director. The arbitration demand alleged that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company and Hobbs claimed damages of at least $7,000,000. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration in front of the single arbitrator with JAG during which Hobbs requested damages of $10,000,000. The arbitrator issued a "Decision and Award" on June 20, 2003, in which the arbitrator found the Company breached certain provisions of the September 30, 1995 agreement.. The arbitrator's "Decision and Award" stated that Hobbs "is awarded damages against Defendant [the Company] in the total amount, including interest, of $261,650." The parties were instructed to file their respective requests for attorney fees and costs for the claims on which each was the prevailing party and the parties did so on July 11, 2003. Included in the Company's financial statements for the quarter ended June 30, 2003, is an estimated amount of $536,000, which includes the awarded damages, legal and other arbitration related costs. This estimate is subject to final clarification and it is reasonably possible to assume that this estimate will change in the near term. The effect of this change in estimate could be material to the financial statements. The Company also filed with the Arbitrator on July 8, 2003 a "Motion for Clarification, Correction and Reconsideration" of the arbitrator's Decision and Award, and a supplement to this motion in which certain specific errors and omissions were identified and the arbitrator was asked to correct or otherwise address these errors, including an indisputable computational error that overstated the amount of damages by $9,000. Both Hobbs and the Company filed pleadings opposing all or part of the other party's request for fees and costs and the Company filed an opposition to Hobbs' request for interest. The arbitrator has not, as of the filing date, ruled on either party's request for attorney fees, costs and interest. Hobbs filed an action in the District Court, City and County of Denver, in Denver, Colorado in which Hobbs sought confirmation of the arbitral award. Judge Herbert Stern III issued an order on July 10, 2003 confirming the award. The Company has filed a motion for relief from the arbitral award confirmation on grounds that the award was not final because the arbitrator had not at that time received and acted on the parties' requests for fees and costs and because the Company's Motion for Correction, Clarification and Reconsideration was pending with the arbitrator. The Company also filed an action in the District Court, City and County of Denver, to vacate the arbitral award based on the arbitrator's reliance on hearsay and other improper evidence.

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

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to the infringement of any copyrights held by Hobbs. On May 8, 2003, a scheduling conference was held before a United States Magistrate. The parties have engaged in discovery and the Company has initiated a counter-claim seeking damages from Hobbs for his unauthorized use of copyrighted seminar materials which Hobbs sold to the Company in 1994. A mandatory settlement conference is set for September 22, 2003. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

NOTE 11 - Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are required to be reported as liabilities by their issuers. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company is currently evaluating the impact of SFAS 150 on its financial statements.

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

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2003

Revenue

Net revenue decreased $107,000 or 5.1% from $2,084,000 in the three months ended June 30, 2002 to $1,977,000 for the three months ended June 30, 2003.

Equipment Revenue

Equipment revenue decreased $85,000 or 4.8% from $1,786,000 in the three-month period ended June 30, 2002 to $1,701,000 in the three months ended June 30, 2003. Twelve OVS units were sold in the second quarter of 2003, of which four were used/refurbished units, compared to eleven OVS units sold in the second quarter of 2002, of which two were used/refurbished units. The decrease in sales for the quarter ended June 30, 2003 primarily occurred due to the continued slowdown of the capital goods market, the international political environment, and product mix. The Company is continuing its aggressive pursuit of international and domestic sales in the high technology industry in preparation for the eventual economic improvement. Of the units sold in the quarter ended June 30, 2003, eight represented international sales versus seven international sales for the quarter ended June 30, 2002. The percentage of international sales increased for the three months ended June 30, 2003 providing 62.4% of the Company's equipment revenue versus 52.9% for the three months ended June 30, 2002. The Company continues to expect a slow recovery in domestic equipment sales throughout 2003 as the equipment line of business trends capital spending. Because of the lagging economy, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well focus on the used/refurbished equipment line of business. The Company is encouraged with its recently released product, the OVTT (refer to the 2002 form 10KSB, Item 1, Research and Product Development) to also assist in stimulating the domestic equipment market. The Company cannot give any assurance of the demand of its used/refurbish equipment sales, success of the OVTT, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue decreased $22,000 or 7.4% from $298,000 in the three months ended June 30, 2002 to $276,000 in the three months ended June 30, 2003. The Company operated four test centers in the U.S., maintained two strategic domestic partnership operations, and five strategic partnership test center operations in Europe during 2003, versus five test centers in the U.S. and five strategic partnership operations in Europe during the same period in 2002. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry, as well as an increase in competition. The Company is also continuing to examine the strategic partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. In April 2003 the Company expanded its test center network with a new domestic partner in the Southern United States, which will follow the strategic partnership test center model. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic partnerships. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness, however the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the three months ended June 30, 2003 was 41.6%. This compares to a gross margin of 42.9% for the three months ended June 30, 2002. The decrease in gross margin for the three-month period is primarily due to competitive pricing pressures and lower volume on our test center line of business.

Operating Expenses

Total operating expenses increased $272,000 or 26.9% to $1,285,000 for the three months ended June 30, 2003 from $1,013,000 for the three months ended June 30, 2002.

Selling, general and administrative expenses decreased $74,000 or 11.1% to $590,000 in the three months ended June 30, 2003 from $664,000 for the three months ended June 30, 2002. The decrease is primarily due to the reduction of overhead expenses due to the Company's relocation in the beginning of the second quarter of 2003. The Company continues to monitor and identify ways to reduce operating expenditures. Sales and marketing expenses remained consistent from the three month period ending June 30, 2003 compared to the three month period ending June 30, 2002. The Company believes that its investment in sales and marketing, at its current level, is in line with future needs as the economy recovers. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $30,000 or 15.9% to $159,000 for the three months ended June 30, 2003 from $189,000 for the three months ended June 30, 2002. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the first quarter 2003, the Company's research and development department completed an overall "vibration core" product redesign. The design changes will improve reliability, increase the ease of manufacturing, and increase usability for our customers.

On June 27, 2003 the Company received the arbitration decision on claims brought by Gregg K. Hobbs (refer to Note 10 Legal Matters, of the Financial Statements). The arbitrator found damages totaling $261,650, including interest, in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. The Company included in the quarter ended June 30, 2003, financial statements estimates of $536,000 for costs related to and including the arbitration damages, legal fees, interest expense, and related costs. Previously incurred arbitration expenses of $160,000 were accounted for in the three months end June 30, 2002.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2003

Revenue

Net revenue decreased $677,000 or 17.0% from $3,987,000 in the six months ended June 30, 2002 to $3,310,000 for the six months ended June 30, 2003.

Equipment revenue decreased $319,000 or 10.3% from $3,098,000 in the six-month period ended June 30, 2002 to $2,779,000 in the six months ended June 30, 2003. Nineteen OVS units were sold in the first six months of 2003 compared to twenty OVS units sold in the first six months of 2002. Of the units sold in first six months of 2003, five were used/refurbished units, compared to three used/refurbished units sold in the first six months of 2002. The decrease in sales for the period ended June 30, 2003 primarily occurred due to the continued slowdown of the capital goods market, the international political environment, and product mix. The Company is continuing its aggressive pursuit of international and domestic sales in the high technology industry in preparation for the eventual economic improvement. Of the units sold in the six months ended June 30, 2003 and 2002, eleven represented international sales. The international market remains stable for the first six months of 2003 providing 50.9% of the Company's equipment revenue versus 48.1% for the first six months of 2002. The Company continues to expect a slow recovery in domestic equipment sales throughout 2003 as the equipment line of business trends capital spending. Because of the lagging economy, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as to focus on the used/refurbish equipment line of business. The Company is encouraged with its recently released product, the OVTT (refer to the 2002 form 10KSB, Item 1, Research and Product Development) to also assist in stimulating the domestic equipment market. The Company cannot give any assurance of the demand of its used/refurbish equipment sales, success of the OVTT, or the overall increase in equipment sales.

Test center revenue decreased $358,000 or 40.3% from $889,000 in the six months ended June 30, 2002 to $531,000 in the six months ended June 30, 2003. The Company operated four test centers in the U.S., maintained two strategic domestic partnership operations, and five strategic partnership test center operations in Europe during 2003, versus five test centers in the U.S. and five strategic partnership operations in Europe during the same period in 2002. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry, as well as an increase in competition. The Company is also continuing to examine the strategic partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. In April 2003 the Company expanded its test center network with a new domestic partner in the Southern United States, which will follow the strategic test center model. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic partnerships. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness, however the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the six months ended June 30, 2002 was 42.2%. This compares to a gross margin of 37.3% for the six months ended June 30, 2003. The decrease in gross margin for the six-month period is primarily due to competitive pricing pressures, lower volume on our test center line of business, and increased equipment costs for Certification Europa (CE) licensing, which enables manufactured products to be sold in Europe. The Company is cautiously optimistic in observing an increase in interest from potential European buyers during the remainder of 2003, and feels the aforementioned strategic test center plan is on schedule and is being implemented as intended.

Operating Expenses

Total operating expenses increased $132,000 or 7.0% to $2,006,000 for the six months ended June 30, 2003 from $1,874,000 for the six months ended June 30, 2002.

Selling, general and administrative expenses decreased $183,000 or 13.8% to $1,141,000 in the six months ended June 30, 2003 from $1,324,000 for the six months ended June 30, 2002. The decrease in the second quarter of 2003 is primarily due to the reduction of overhead expenses due to the Company's relocation in beginning of the second quarter of 2003. The Company continues to monitor and identify ways to reduce operating expenditures. Sales and marketing expenses remained consistent from the six month period ending June 30, 2003 compared to the six month period ending June 30, 2002. The Company believes that its investment in sales and marketing, at its current level, is in line with future needs as the economy recovers. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $56,000 or 14.5% to $329,000 for the six months ended June 30, 2003 from $385,000 for the six months ended June 30, 2002. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the first quarter 2003, the Company's research and development department completed an overall "vibration core" product redesign. The design changes will improve reliability, increase the ease of manufacturing, and increase usability for our customers.

On June 27, 2003 the Company received the arbitration decision on claims brought by Gregg K. Hobbs (refer to Note 10 Legal Matters, of the Financial Statements). The arbitrator found damages totaling $261,650, including interest, in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. The Company included in the quarter ended June 30, 2003, financial statements estimates of $536,000 for costs related to and including the arbitration damages, legal fees, interest expense, and related costs. Previously incurred arbitration expenses of $165,000 were accounted for in the six months end June 30, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company used $307,000 of cash from operating activities, invested $152,000 for equipment and received $11,000 from sale of equipment, and repaid $330,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $778,000, for an ending balance of $510,000 at June 30, 2003. During the six months ended June 30, 2002, the Company generated $16,000 of cash from operating activities, invested $68,000 for equipment, and repaid $245,000 of commercial bank borrowings. The Company also received net proceeds of $976,000 for the issuance of preferred stock, (refer to Note 8, Preferred Stock, of the Financial Statements). Together, these activities resulted in a cash increase of $679,000, for an ending balance of $1,179,000 at June 30, 2002.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

During 2002, there were various renegotiations of the Credit Agreement. Among other changes, the interest rate was increased to Prime Rate plus 3.0%, with required monthly payments of $55,000, and the maturity date was extended to March 15, 2003. On January 23, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the principal amount of the revolving line of credit was reduced to $500,000 and the principal amount of the term loan was increased to $1,110,000, the monthly principal payments increased on July 1, 2003 from $55,000 to $65,000, and the maturity date was extended to March 15, 2004. On July 25, 2003, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the monthly principal payments decreased from $65,000 to $60,000 beginning July 31, 2003.

The average interest rate for the six-month periods ending June 30, 2003 and 2002, for the term loan and revolving credit line was 7.25% and 7.42%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of March 31, 2003, there was no additional availability on the line of credit.

As of June 30, 2003, the balances of the revolving credit and term loan are $500,000 and $780,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. Although the Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement, as of June 30, 2003, the Company was not in compliance with certain financial covenants contained in the Credit Agreement. The Company has, however, received waivers from its lender regarding such noncompliance for the quarter ending June 30, 2003. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement the Company is making monthly principal payments of $55,000 on the term loan. These payments will increase to $60,000 beginning July 31, 2003. The Company had also determined that, during 2003, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. For the six months ended June 30, 2003, the Company has been unable to make any additional payments to relieve the revolving line of credit. The Company can not give any guarantee on its ability to make additional payments to the revolving line of credit for the remainder of 2003. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2003, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

On June 27, 2003, the Company received the arbitration decision on claims brought by Gregg K. Hobbs (refer to Note 10 Legal Matters, of the Financial Statements). The arbitrator found damages totaling $261,650, including interest, in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. The arbitrator also confirmed that certain claims for breaches originally alleged by Dr. Hobbs were dismissed. Based on the decision, both parties made respective requests for attorneys' fees and costs for the claims on which each party prevailed. The Company included in the quarter ended June 30, 2003 financial statements estimates of $536,000 for costs related to and including the arbitration damages, legal fees, interest expense, and related costs. This estimate is subject to final clarification and its is reasonably possible to assume that this estimate will change in the near term. The effect of this change in estimate could be material to the financial statements. The Company and its counsel are evaluating the arbitration ruling, as well as the impact it will have on the other pending litigation with Dr. Hobbs. The Company is also evaluating the impact of the damages, legal fees, and payment timing on its financial position, which could be material depending on the outcome of these matters.

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

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are required to be reported as liabilities by their issuers. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company is currently evaluating the impact of SFAS 150 on its financial statements.

Business Environment

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Suppliers

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

International Operations

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Intellectual Property

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Legal Proceedings

On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee, officer and director. The arbitration demand alleged that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company and Hobbs claimed damages of at least $7,000,000. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration in front of the single arbitrator with JAG during which Hobbs requested damages of $10,000,000. The arbitrator issued a "Decision and Award" on June 20, 2003, in which the arbitrator found the Company breached certain provisions of the September 30, 1995 agreement.. The arbitrator's "Decision and Award" stated that Hobbs "is awarded damages against Defendant [the Company] in the total amount, including interest, of $261,650." The parties were instructed to file their respective requests for attorney fees and costs for the claims on which each was the prevailing party and the parties did so on July 11, 2003. Included in the Company's financial statements for the quarter ended June 30, 2003, is an estimated amount of $536,000, which includes the awarded damages, legal and other arbitration related costs. This estimate is subject to final clarification and it is reasonably possible to assume that this estimate will change in the near term. The effect of this change in estimate could be material to the financial statements. The Company also filed with the Arbitrator on July 8, 2003 a "Motion for Clarification, Correction and Reconsideration" of the arbitrator's Decision and Award, and a supplement to this motion in which certain specific errors and omissions were identified and the arbitrator was asked to correct or otherwise address these errors, including an indisputable computational error that overstated the amount of damages by $9,000. Both Hobbs and the Company filed pleadings opposing all or part of the other party's request for fees and costs and the Company filed an opposition to Hobbs' request for interest. The arbitrator has not, as of the filing date, ruled on either party's request for attorney fees, costs and interest. Hobbs filed an action in the District Court, City and County of Denver, in Denver, Colorado in which Hobbs sought confirmation of the arbitral award. Judge Herbert Stern III issued an order on July 10, 2003 confirming the award. The Company has filed a motion for relief from the arbitral award confirmation on grounds that the award was not final because the arbitrator had not at that time received and acted on the parties' requests for fees and costs and because the Company's Motion for Correction, Clarification and Reconsideration was pending with the arbitrator. The Company also filed an action in the District Court, City and County of Denver, to vacate the arbitral award based on the arbitrator's reliance on hearsay and other improper evidence.

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

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to the infringement of any copyrights held by Hobbs. On May 8, 2003, a scheduling conference was held before a United States Magistrate. The parties have engaged in discovery and the Company has initiated a counter-claim seeking damages from Hobbs for his unauthorized use of copyrighted seminar materials which Hobbs sold to the Company in 1994. A mandatory settlement conference is set for September 22, 2003. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

Government Regulation

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Nasdaq Market Listing

Refer to the 2002 Form 10KSB, Market for Common Equity and Related Stockholder Matters, Item 5.

Critical Accounting Policies and Estimates

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,280,000 Credit Agreement (refer to Note 3 Commercial Bank Borrowings, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2003 would be an annual increase or decrease of approximately $13,000 in interest expense for a twelve-month period.

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

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee, officer and director. The arbitration demand alleged that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company and Hobbs claimed damages of at least $7,000,000. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration in front of the single arbitrator with JAG during which Hobbs requested damages of $10,000,000. The arbitrator issued a "Decision and Award" on June 20, 2003, in which the arbitrator found the Company breached certain provisions of the September 30, 1995 agreement. The arbitrator's "Decision and Award" stated that Hobbs "is awarded damages against Defendant [the Company] in the total amount, including interest, of $261,650." The parties were instructed to file their respective requests for attorney fees and costs for the claims on which each was the prevailing party and the parties did so on July 11, 2003. Included in the Company's financial statements for the quarter ended June 30, 2003, is an estimated amount of $536,000, which includes the awarded damages, legal and other arbitration related costs. This estimate is subject to final clarification and it is reasonably possible to assume that this estimate will change in the near term. The effect of this change in estimate could be material to the financial statements. The Company also filed with the Arbitrator on July 8, 2003 a "Motion for Clarification, Correction and Reconsideration" of the arbitrator's Decision and Award, and a supplement to this motion in which certain specific errors and omissions were identified and the arbitrator was asked to correct or otherwise address these errors, including an indisputable computational error that overstated the amount of damages by $9,000. Both Hobbs and the Company filed pleadings opposing all or part of the other party's request for fees and costs and the Company filed an opposition to Hobbs' request for interest. The arbitrator has not, as of the filing date, ruled on either party's request for attorney fees, costs and interest. Hobbs filed an action in the District Court, City and County of Denver, in Denver, Colorado in which Hobbs sought confirmation of the arbitral award. Judge Herbert Stern III issued an order on July 10, 2003 confirming the award. The Company has filed a motion for relief from the arbitral award confirmation on grounds that the award was not final because the arbitrator had not at that time received and acted on the parties' requests for fees and costs and because the Company's Motion for Correction, Clarification and Reconsideration was pending with the arbitrator. The Company also filed an action in the District Court, City and County of Denver, to vacate the arbitral award based on the arbitrator's reliance on hearsay and other improper evidence.

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

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to the infringement of any copyrights held by Hobbs. On May 8, 2003, a scheduling conference was held before a United States Magistrate. The parties have engaged in discovery and the Company has initiated a counter-claim seeking damages from Hobbs for his unauthorized use of copyrighted seminar materials which Hobbs sold to the Company in 1994. A mandatory settlement conference is set for September 22, 2003. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.Item 2 Changes in Securities

         None

Item 3   Defaults upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6 Exhibits and Reports on Form 8-K.

         (a) Exhibits - See Index to Exhibits

         (b) Reports on Form 8-K during the quarter ended June 30, 2003:

            On April 25, the Company issued a press release announcing its operating results for the first quarter ended March 31, 2003.

            On June 20, 2003, the Company reported the arbitration decision regarding claims brought by Gregg K. Hobbs.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date: August 13, 2003                        By: /s/ CHARLES D. JOHNSTON
                                                 -----------------------
                                                 Charles D. Johnston President,
                                                 Chief Executive Officer

Date: August 13, 2003                        By: /s/ ANTHONY A. SCALESE
                                                 -----------------------
                                                 Anthony A. Scalese
                                                 Chief Financial Officer
                                                 & Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                               DESCRIPTION
-------    -------------------------------------------------------------------------
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

  10.14    Second Amendment to Loan Agreement dated August 23, 1999 by and between
           QualMark and U.S. Bank National Association.(5)

  10.15    Settlement Agreement dated August 30, 1999 by and among QualMark
           Corporation and Screening Systems, Inc.(5)

  10.16    Preferred Stock Purchase Agreement dated September 1, 1999, including
           Warrant to Purchase 139,535 Shares of Common Stock.(5)

  10.17    Third Amendment to Loan Agreement dated March 31, 2000 by and between
           QualMark and U.S. Bank National Association.(6)

EXHIBIT
 NUMBER                               DESCRIPTION
-------    -------------------------------------------------------------------------
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

  10.22    Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

  10.23    Series C Preferred Stock Certificate of Designations (11)

  10.24    Series B Preferred Stock Certificate of Designations (11)

  10.25    Fifth Amendment to Promissory Notes and Ninth Amendment to Loan
           Agreement dated July 25, 2003 by and between QualMark and U.S. Bank
           National Association.

  10.26    Warrant agreement to purchase 25,000 shares of Common Stock dated
           July 25, 2003.

  31.1     CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

  31.2     CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

  32       Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

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