Form 10QSB
period 2003-09-30
QUALMARK CORP
filed 2003-11-13
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from _________________ to _______________

Commission file number 0-28484

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Colorado                                     84-1232688
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

    4580 Florence Street, Denver, CO                        80238
----------------------------------------                 ----------
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

The number of shares of no par value common stock outstanding at November 13, 2003 is 3,610,092.

  Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                               MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2003             2002             2003             2002
                                                               ----------------------------------------------------------------
Net revenue                                                     $      2,044    $       1,916    $       5,354    $       5,903
Cost of sales                                                          1,252              989            3,329            3,296
                                                               ----------------------------------------------------------------
    Gross profit                                                         792              927            2,025            2,607

Selling, general and administrative expenses                             543              673            1,683            1,997
Research and development expenses                                        169              178              498              562
Arbitration associated expenses                                           24              129              560              294
                                                               ----------------------------------------------------------------
   Income (loss) from operations                                          56              (53)            (716)            (246)

Other expense:
    Interest, net                                                        (35)             (44)             (93)            (139)
                                                               ----------------------------------------------------------------

Net income (loss)                                               $         21   ($          97)  ($         809)  ($         385)
                                                               ================================================================

Net loss per share - basic and diluted                         ($       0.02)  ($        0.05)  ($        0.31)  ($        0.31)

Weighted average number of common shares - basic and diluted       3,610,000        3,610,000        3,610,000        3,610,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
            (UNAUDITED AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                 SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                 ---------------------------------------
ASSETS
Current assets:

  Cash                                                           $              809    $           1,288
  Trade accounts receivable, net of allowance for
     doubtful accounts of $45 and $52 at September 30,
      2003 and December 31, 2002, respectively                                1,756                1,468
  Inventories, net                                                              395                  612
  Other current assets                                                           92                   27
                                                                 ---------------------------------------
    Total current assets                                                      3,052                3,395

  Property and equipment, net                                                   651                  710
  Restricted cash                                                                90                   90
  Other assets                                                                   94                   70
                                                                 ---------------------------------------

                                                                 $            3,887    $           4,265
                                                                 =======================================

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:

  Accounts payable                                               $              677    $             487
  Accrued arbitration expenses                                                  411                   --
  Accrued expenses, other                                                       419                  339
  Deferred revenue                                                               21                   40
  Notes payable, related parties (Note 3)                                       250                   --
  Current portion of long-term debt                                           1,100                  720
                                                                 ---------------------------------------
    Total current liabilities                                                 2,878                1,586

  Long-term debt                                                                 --                  890
                                                                 ---------------------------------------
    Total liabilities                                                         2,878                2,476
                                                                 ---------------------------------------

Commitments and contingencies

Convertible redeemable preferred stock (Note 8) no par value; 2,000,000 shares authorized:

     692,951 designated as Series B, 631,549  shares issued
     and outstanding, liquidation preference of $1,385 (2003);                1,336                1,243

     2,000 designated as Series C, 1,106 shares issued
     and outstanding, liquidation preference of $1,128 (2003);                  431                  215

Shareholders' (deficit) equity:
  Common stock; no par value; 15,000,000 shares authorized;
      3,610,092 shares issued and outstanding                                 7,549                7,829

  Accumulated deficit                                                        (8,307)              (7,498)
                                                                 ---------------------------------------
     Total shareholders' (deficit) equity                                      (758)                 331
                                                                 ---------------------------------------

                                                                 $            3,887    $           4,265
                                                                 =======================================

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                        FOR THE NINE   FOR THE NINE
                                                                        MONTHS ENDED   MONTHS ENDED
                                                                         SEPTEMBER      SEPTEMBER
                                                                          30, 2003       30, 2002
                                                                        ---------------------------
Cash Flows From Operating Activities:
Net loss                                                                ($       809)  ($       385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                267            318
    (Gain) loss  on disposal of equipment                                         (4)             3
    Decrease in inventory reserve                                                (10)            --
    Amortization of warrants issued to bank                                        5             --
    Provision for obsolete inventory                                              --             24
    (Recovery)provision for bad debts                                             (7)            62
    Stock option expense                                                          11             11
Change in assets and liabilities:
    Trade accounts receivable                                                   (281)          (564)
    Inventories                                                                  228            905
    Other assets                                                                 (97)           (51)
    Accounts payable, accrued expenses and deferred revenue                      662           (124)
                                                                        ---------------------------
        Net cash (used in) provided by operating activities                      (35)           199

Cash Flows From Investing Activities:
Acquisition of property and equipment                                           (195)          (200)
Sale of property and equipment                                                    11             --
                                                                        ---------------------------
    Net cash used in investing activities                                       (184)          (200)

Cash Flows From Financing Activities:
Proceeds from borrowings, related parties                                        250             --
Payments on borrowings                                                          (510)          (460)
Proceeds from issuance of preferred stock and warrants, net                       --            967
                                                                        ---------------------------
    Net cash (used in)  provided by financing activities                        (260)           507

Net (decrease) increase in cash                                                 (479)           506
Cash and cash equivalents at beginning of period                               1,288            500
                                                                        ---------------------------
Cash and cash equivalents at end of period                              $        809   $      1,006
                                                                        ===========================

Supplemental Disclosure:
Interest paid                                                           $         87   $        115

Non-Cash Investing and Financing Activities:
Deemed preferred stock dividend resulting from conversion of Series A
   preferred shares to Series B preferred shares                                  --   $        489
Redeemable preferred stock dividends accrued                            $        146   $        116
Accretion of preferred stock                                            $        163   $        116
Transfer of equipment to inventory held for resale                      $          1   $         12
Warrants issued to bank                                                 $         18             --

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

NOTE 1 - Business and Summary of Significant Accounting Policies

Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the remainder of 2003. Amounts at December 31, 2002 are derived from the Company's audited financial statements.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                                        THREE MONTHS ENDED

                                                              SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                              ----------------------------------------
Net income (loss)                                                          $  21               ($  97)

ADD:  Stock-based  employee  compensation  expense included
in reported net income, net of related tax effects                            --                   --

DEDUCT:  Total stock-based  employee  compensation  expense
determined  under fair value  based  method for all awards,
net of related tax effects                                                    --                  (40)
                                                              ---------------------------------------
Pro forma net income (loss)                                                $  21               ($ 137)
                                                              =======================================

Loss  per share:

Basic and diluted - as reported                                           ($0.02)              ($0.05)
                                                              =======================================
Basic and diluted - pro forma                                             ($0.02)              ($0.07)
                                                              =======================================
                                                                         NINE MONTHS ENDED

                                                              SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                              ---------------------------------------
Net income (loss)                                                         ($ 809)              ($ 385)

ADD:  Stock-based  employee  compensation  expense included
in reported net income, net of related tax effects                            --                   --

DEDUCT:  Total stock-based  employee  compensation  expense
determined  under fair value  based  method for all awards,
net of related tax effects                                                   (39)                (142)
                                                              ---------------------------------------
Pro forma net loss                                                        ($ 848)              ($ 527)
                                                              =======================================

Loss  per share:

Basic and diluted - as reported                                           ($0.31)              ($0.31)
                                                              =======================================
Basic and diluted - pro forma                                             ($0.32)              ($0.35)
                                                              =======================================

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

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are required to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company currently has no financial instruments that embody an unconditional obligation of the Company. Therefore, the adoption of SFAS 150 did not impact the Company's financial statements.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                   SEPTEMBER 30,    DECEMBER 31,
                                       2003             2002
                                   ------------------------------
Raw materials                      $         379    $         501
Work in process                                1              107
Finished goods                                64               63
Less: Allowance for obsolescence             (49)             (59)
                                   -------------    -------------
                                   $         395    $         612
                                   =============    =============

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank and Related Party Borrowings

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

On July 25, 2003, the Company issued 25,000 warrants to its commercial bank for consideration of the renegotiated Credit Agreement. The exercise price of the warrants is $1.155, and the warrants have a term of two years during which they can be exercised. The warrants issued represent debt issue costs and the value was estimated to be approximately $18,000, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 141%, risk free interest rate of 2%, and an expected term of two years. The debt issue costs are being amortized on the straight line method to interest expense over the term of the Credit Agreement (through March 15, 2004). Through September 30, 2003 the Company has

\
amortized $5,000 to interest expense.


The average interest rate for the nine-month periods ending September 30, 2003 and 2002, for the term loan and revolving credit line was 5.54% (7.43% effective interest) and 6.03% (7.20% effective interest), respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of September 30, 2003, there was no additional availability on the line of credit.


As of September 30, 2003, the balances of the revolving credit and term loan are $500,000 and $600,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the nine months ended September 30, 2003, the Company was not in compliance with certain financial covenants. However, the Company does meet the covenants for the three months ended September 30, 2003. The commercial bank has confirmed to management that they would not take any actions related to such non-compliance for the nine months ended September 30, 2003 based on the Company meeting the covenants for the three months ended September 30, 2003.

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

As described in Note 8, in July 2003, a judgement of $261,650 was assessed against the Company related to an arbitration proceeding with Greg K. Hobbs ("Hobbs"). During the three months ended September 30, 2003, the Company had $264,000 of funds garnished by Hobbs. The Company has not paid over these funds to Hobbs because of an outstanding legal challenge of the arbitration judgement. In order to address liquidity concerns in connection with the arbitration proceedings and garnishment, on September 26, 2003, three members of the Company's Board of Directors (the "Directors") loaned the Company $250,000. The short-term notes were unsecured and were to bear interest at 8% per annum, with $30,000 principal payments to commence on October 31, 2003 and continue through June 30, 2004. On October 6, 2003, the Company received a favorable ruling on its motion for relief from judgment and acknowledged that the Company will have an opportunity to challenge confirmation of the award when the arbitrator issues a final award. The Company has moved for release of the funds that were garnished but as of the date of the filing the funds have not been released. On October 16, 2003, the Company repaid the $250,000 notes to the Directors in full. However, the Company believes it will be able to raise the short-term funds needed to satisfy the outstanding judgment when it is finalized, although no assurances can be given.

NOTE 4 -Loss Per Share

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

The calculation of basic and diluted loss per share is as follows (in thousands, except per-share amounts):

Basic and diluted loss per share computation:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED

                                              SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                 2003             2002              2003             2002
                                              -----------------------------------------------------------------
Net income (loss)                                  $ 21              ($97)             ($809)           ($385)

Accretion of redeemable preferred
stock,  preferred stock dividends, and
beneficial conversion feature                      (104)             (100)              (309)            (232)

Deemed  preferred stock dividend  resulting from conversion
of Series A preferred shares to Series B preferred hares          --       --         --       (489)
                                                              ------   ------    -------    -------

Net loss available to common shareholders                    ($   83)  ($ 197)   ($1,118)   ($1,106)
                                                             =======   ======    =======    =======

Weighted average shares outstanding - basic                    3,610    3,610      3,610      3,610
                                                             =======   ======    =======    =======

Net loss per share - basic                                   ($ 0.02)  ($0.05)   ($ 0.31)   ($ 0.31)
                                                             =======   ======    =======    =======

Weighted average shares outstanding - basic                    3,610    3,610      3,610      3,610

Dilutive stock options and warrants                               --       --         --         --
                                                              ------   ------    -------    -------

Weighted average shares outstanding - diluted                  3,610    3,610      3,610      3,610
                                                             =======   ======    =======    =======

Net loss per share - diluted                                 ($ 0.02)  ($0.05)   ($ 0.31)   ($ 0.31)
                                                             =======   ======    =======    =======

Options and warrants to purchase 1,888,063 and 1,863,517 shares of common stock and 645,393 (3,385,020 if converted to common shares, refer to Note 8) and 595,931 (3,125,597 if converted to common shares, refer to Note 8) preferred shares were excluded from dilutive stock option calculations for the three and nine month periods ended September 30, 2003 and 2002, respectively, as their inclusion would be antidilutive.

NOTE 5 - Segment Information

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

The table below summarizes information about reported segments (in thousands) as of and for the three and nine months ended September 30, 2003 and 2002:

                                        EQUIPMENT     ARTC         TOTAL
                                        ----------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Net revenue                             $   1,743   $     301    $   2,044
Gross profit                                  759          33          792
Property and equipment, net                   150         501          651

THREE MONTHS ENDED SEPTEMBER 30, 2002
Net revenue                             $   1,665   $     251    $   1,916
Gross profit                                  974         (47)         927
Property and equipment, net                   148         586          734

                                       EQUIPMENT      ARTC       TOTAL
                                       ---------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Net revenue                            $   4,522   $     832   $   5,354
Gross profit                               1,997          28       2,025
Property and equipment, net                  150         501         651

NINE MONTHS ENDED SEPTEMBER 30, 2002
Net revenue                            $   4,763   $   1,140   $   5,903
Gross profit                               2,425         182       2,607

Property and equipment, net                  148         586         734

The following information is by geographic area (in thousands) as of and for the three and nine months ended September 30, 2003 and 2002:

                                        UNITED                         ASIA
                                        STATES    MEXICO    EUROPE    PACIFIC    TOTAL
                                        -------   -------   -------   -------   -------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales                                   $   904   $   186   $   204   $   750   $ 2,044
Property and equipment, net                 567        --        84        --       651

THREE MONTHS ENDED SEPTEMBER 30, 2002
Sales                                   $ 1,281        --   $    60   $   575   $ 1,916
Property and equipment, net                 650        --        84        --       734

                                       UNITED                         ASIA
                                       STATES    MEXICO    EUROPE    PACIFIC    TOTAL
                                       -------   -------   -------   -------   -------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Sales                                  $ 2,721   $   186   $   793   $ 1,654   $ 5,354
Property and equipment, net                567        --        84        --       651

NINE MONTHS ENDED SEPTEMBER 30, 2002
Sales                                  $ 3,775             $    64   $ 2,064   $ 5,903
Property and equipment, net                650        --        84        --       734

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

Refer to the Company's 2002 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Preferred Stock - Series A and Series B

On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock, for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock. This beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002. In addition, the accretion recorded under the mandatory redemption feature, including the impact of the beneficial stock discount, were $4,000 and $13,000 for both the three and nine month periods ended September 30, 2003 and 2002, respectively.

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

         Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended September 30, 2003 and 2002, $27,000 and $25,000 of dividends were accrued, respectively. During the nine months ended September 30, 2003 and 2002, $80,000 and $51,000 of dividends were accrued, respectively. As of September 30, 2003, the Series B preferred shares have $27,000 of accumulated dividends in arrears. Of the dividends in arrears at September 2003, the Company anticipates a dividend payment (in kind) of 12,715 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2003.

         Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,385,000 at September 30, 2003.

         Conditional Redemption -- The Series B preferred stock is redeemable at any time after September 1, 2004 at the option of the holders of the Series B preferred stock. The redemption price is equal to $2.15 per share to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holders of the Series B preferred stock, the Series B preferred stock can be converted into a debt obligation of the Company in a form acceptable to the holders of the Series B preferred stock.

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

On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the warrants and the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stockholders can elect the option to redeem the Series C preferred stock. The accretion recorded for both the three and nine month periods ending September 30, 2003 and 2002 was $50,000 and $150,000, respectively. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

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

         Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended September 30, 2003 and 2002, $22,000 and $21,000 of dividends were accrued, respectively. During the nine months ended September 30, 2003 and 2002, $65,000 and $42,000 of dividends were accrued, respectively. As of September 30, 2003, the Series C preferred shares accumulated dividends in arrears of $22,000. Of the dividends in arrears at September 30, 2003, the Company anticipates a dividend payment (in kind) of 22 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2003.

         Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,128,000 at September 30, 2003.

         Conditional Redemption -- The Series C preferred stock is redeemable at any time after April 1, 2007 at the option of the holders of the Series C preferred stock. The redemption price is equal to $1,000 per share to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holders of the Series C preferred stock, the Series C preferred stock can be converted into a debt obligation of the Company in a form acceptable to the holders of the Series C preferred stock.

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

NOTE 8 - Legal Matters

On May 30, 2001, the Company was served with an arbitration demand from Hobbs, a former employee, officer and director. The arbitration demand alleged that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company and Hobbs claimed damages of at least $7,000,000. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and a hearing in the arbitration was set for April 29, 2002, but was rescheduled to August 19, 2002, and subsequently rescheduled to April 21, 2003. On April 26, 2003, the Company completed the arbitration in front of the single arbitrator with JAG during which Hobbs requested damages of $10,000,000. The arbitrator issued a "Decision and Award" on June 20, 2003, in which the arbitrator found the Company breached certain provisions of the September 30, 1995 agreement. The arbitrator's "Decision and Award" stated that Hobbs "is awarded damages against Defendant [the Company] in the total amount, including interest, of $261,650." The parties were instructed to file their respective requests for attorney fees, costs for the claims on which each was the prevailing party, as well as interest on the award. The parties did so on July 11, 2003. The Company also filed with the arbitrator on July 8, 2003 a "Motion for Clarification, Correction and Reconsideration" of the arbitrator's Decision and Award, and a supplement to this motion in which certain specific errors and omissions were identified, in which the arbitrator was asked to correct or otherwise address these errors, including an indisputable computational error that overstated the amount of damages by $9,000. Both Hobbs and the Company filed pleadings opposing all or part of the other party's request for fees and costs and the Company filed an opposition to Hobbs' request for interest. The arbitrator has not, as of the filing date, made a final ruling on Hobbs' claim or forruled on either party's request for attorney fees, costs and interest, however the Company expects that the ruling on damages, pre-award interest; costs and attorney's fees will not exceed $411,000. Included in the Company's financial statements for the nine months ended September 30, 2003, is $411,000 for costs related to and including the arbitration damages, fees, and interest expense, and $149,000 for Company incurred legal fees, for a total arbitration related expense of $560,000. The $411,000 estimate is subject to final clarification and it is reasonably possible to assume that this estimate will change in the near term. The effect of this change in estimate could be material to the financial statements. Hobbs filed an action in the District Court, City and County of Denver, in Denver, Colorado on June 23, 2003 in which Hobbs sought confirmation of the arbitral award. Judge Herbert Stern III issued an order on July 10, 2003 confirming the award and entered a judgment for $261,650. The Company immediately filed a motion for relief from the judgment arbitral award confirmation on grounds that the award was not final because the arbitrator had not, at that time, received requests for fees and costs and because the Company is entitled by statute to have thirty days to challenge confirmation. Judge Stern ruled on the confirmation before the end of the thirty day period's Motion for Correction, Clarification and Reconsideration. In July and August 2003 Hobbs took steps to garnish QualMark funds based on the judgment. Although Company funds of approximately $264,000 were garnished, these funds have not been paid over to Hobbs because of a legal challenge. On October 6, 2003 Judge Stern ruled in favor of the Company on the motion for relief from judgment and acknowledged that the Company will have an opportunity to challenge confirmation of the award when a final award is issued by the arbitrator. The Company has moved for release of the funds that were garnished, but as of the date of the filing the funds have not been released. The Company also filed an action in the District Court, City and County of Denver, to vacate the arbitral award based on the arbitrator's reliance on hearsay and other improper evidence.

In December 2002, the Company was served with a complaint from Hobbs Engineering Corporation ("HEC"), a company controlled by Hobbs, seeking injunctive relief and an unspecified amount of damages against the Company and five current and former employees of or consultants of the Company. In this action in District Court in Boulder, Colorado, HEC alleges that the Company and the current and former employees and consultants, acting as "agents" for the Company, violated the Colorado Unfair Trade Practices Act (Colorado Revised Statutes, Sec. 6-2-105(1)(a)) by offering potential customers seminars on the use of HALT and HASS in competition with HEC at less than the cost to the Company to produce the seminars. The Company offers these seminars at no cost as a means to promote sales of chambers. HEC further alleges that it has been damaged by the Company's free seminars to potential customers and that HEC is entitled to recover damages. The Company filed its response to the HEC Complaint on January 7, 2003, denying that its actions are in violation of Colorado law. On October 6, 2003 the Court dismissed the case because HEC had not taken actions required by Colorado rules of procedure. The Company asserts that it is entitled to offer seminars for free or at reduced prices to potential customers, that its seminars do not compete with seminars offered by HEC, that the Company's activities are not in violation of the Colorado Unfair Trade Practices Act, and that HEC is not entitled to the relief it seeks.

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to the infringement of any copyrights held by Hobbs. On May 8, 2003, a scheduling conference was held before a United States Magistrate. The parties have engaged in discovery and the Company has initiated a counter-claim seeking an amount of damages from Hobbs to be determined after completion of discovery. A mandatory settlement conference was held before a U.S. Magistrate on September 22, 2003 but no settlement was reached. On November 3, 2003 the Company filed a motion for partial summary judgment. The Company intends to contest the case vigorously; however, no guarantee can be given as to the ultimate outcome or the ultimate amount of the damages, if any.

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

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2003

Revenue

Net revenue increased $128,000 or 6.7% from $1,916,000 in the three months ended September 30, 2002 to $2,044,000 for the three months ended September 30, 2003.

Equipment Revenue

Equipment revenue increased $78,000 or 4.7% from $1,665,000 in the three-month period ended September 30, 2002 to $1,743,000 in the three months ended September 30, 2003. Eleven OVS units were sold in the third quarter of 2003, of which one was a used/refurbished unit, compared to ten OVS units sold in the third quarter of 2002, of which two were used/refurbished units. The increase in sales for the quarter ended September 30, 2003 primarily occurred due to the marginal improvement of the capital goods market, the international political environment, and product mix. The Company is continuing its aggressive pursuit of international and domestic sales in the high technology industry in preparation for the eventual economic improvement. Of the units sold in the quarter ended September 30, 2003, eight represented international sales versus five international sales for the quarter ended September 30, 2002. The percentage of international sales increased for the three months ended September 30, 2003 providing 65.2% of the Company's equipment revenue versus 38.1% for the three months ended September 30, 2002. The Company continues to expect a slow recovery in domestic equipment sales throughout 2003 as the equipment line of business trends capital spending. The Company is cautiously optimistic in regards to a slowly recovering domestic economy. As a result, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well focus on the used/refurbished equipment line of business. The Company is encouraged with its recently released product, the OVTT (refer to the 2002 Form 10KSB, Item 1, Research and Product Development) of which the Company sold 3 units in the third quarter of 2003 which assists in stimulating the domestic equipment market. The Company cannot give any assurance of the demand of its used/refurbished equipment sales, success of the OVTT, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue increased $50,000 or 19.9% from $251,000 in the three months ended September 30, 2002 to $301,000 in the three months ended September 30, 2003. The Company operated four test centers in the U.S., maintained four strategic domestic partnership operations, and five strategic partnership test center operations in Europe during 2003, versus five test centers in the U.S. and five strategic partnership operations in Europe during the same period in 2002. The Company primarily attributes the increase in test center revenue to its expansion of test center partnerships. The Company is also continuing to examine the strategic partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic partnerships. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness, however the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the three months ended September 30, 2003 was 38.7%. This compares to a gross margin of 48.4% for the three months ended September 30, 2002. The decrease in gross margin for the three-month period is primarily due to product mix and a greater number of used/refurbished units being sold during the third quarter ended 2002.

Operating Expenses

Total operating expenses decreased $244,000 or 24.9% to $736,000 for the three months ended September 30, 2003 from $980,000 for the three months ended September 30, 2002.

Selling, general and administrative expenses decreased $130,000 or 19.3% to $543,000 in the three months ended September 30, 2003 from $673,000 for the three months ended September 30, 2002. The decrease is primarily due to the reduction of overhead expenses due to the Company's relocation in the beginning of the second quarter of 2003. The Company continues to monitor and identify ways to reduce operating expenditures. Sales and marketing expenses decreased 11.0% in the three months ended September 30, 2003 from three months ended September 30, 2002. The decrease is primarily due to the change in sales staff and associated expenses. The Company believes that its investment in sales and marketing, at its current level, is in line with future needs as the economy recovers. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $9,000 or 5.1% to $169,000 for the three months ended September 30, 2003 from $178,000 for the three months ended September 30, 2002. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the first quarter 2003, the Company's research and development department completed an overall "vibration core" product redesign. The design changes will improve reliability, increase the ease of manufacturing, and increase usability for our customers.

On June 20, 2003, the Company received the arbitration decision on claims brought by Gregg K. Hobbs, (refer to Note 8 Legal Matters, of the Financial Statements). The arbitrator found damages totaling $261,650 in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. During the quarter ended September 30, 2003, the Company incurred $24,000 for costs related to and including the arbitration damages and legal fees. Previously incurred arbitration related expenses of $129,000 were accounted for in the three months end September 30, 2002.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2003

Revenue

Net revenue decreased $549,000 or 9.3% from $5,903,000 in the nine months ended September 30, 2002 to $5,354,000 for the nine months ended September 30, 2003.

Equipment revenue decreased $241,000 or 5.1% from $4,763,000 in the nine-month period ended September 30, 2002 to $4,522,000 in the nine months ended September 30, 2003. Thirty OVS units were sold in the first nine months of 2003 compared to the same number of OVS units sold in the first nine months of 2002. Of the units sold in first nine months of 2003, six were used/refurbished units, compared to five used/refurbished units sold in the first nine months of 2002. The decrease in sales for the period ended September 30, 2003 primarily occurred due to the continued slowdown in the first nine months of 2003 of the capital goods market, the international political environment, and product mix. The Company experienced some signs of economic improvement in the third quarter of 2003 and is continuing its aggressive pursuit of international and domestic sales in the high technology industry in preparation for a continuation of economic improvement. Of the units sold in the nine months ended September 30, 2003, nineteen represented international sales versus sixteen international sales for the nine months ended September 30, 2002. The international market remains stable for the first nine months of 2003 providing 56.4% of the Company's equipment revenue versus 44.6% for the first nine months of 2002. The Company continues to expect a slow recovery in domestic equipment sales throughout 2003 as the equipment line of business trends capital spending. Because of the lagging economy, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as to focus on the used/refurbished equipment line of business. The Company is encouraged with its recently released product, the OVTT (refer to the 2002 Form 10KSB, Item 1, Research and Product Development) to also assist in stimulating the domestic equipment market. The Company cannot give any assurance of the demand of its used/refurbished equipment sales, success of the OVTT, or the overall increase in equipment sales.

Test center revenue decreased $308,000 or 27.0% from $1,140,000 in the nine month period ended September 30, 2002 to $832,000 in the nine month period ended September 30, 2003. The Company operated four test centers in the U.S., maintained four strategic domestic partnership operations, and five strategic partnership test center operations in Europe during 2003, versus four test centers in the U.S., no strategic domestic partnership operations, and three strategic partnership operations in Europe during the same period in 2002. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology industry, as well as an increase in competition. The Company is also continuing to examine the strategic partnership test center model, in which additional partnerships may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic partnerships. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness, however the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the nine months ended September 30, 2002 was 44.2%. This compares to a gross margin of 37.8% for the nine months ended September 30, 2003. The decrease in gross margin for the nine-month period is primarily due to competitive pricing pressures, lower volume on our test center line of business, and increased equipment costs for Certification Europa (CE) licensing, which enables manufactured products to be sold in Europe. The Company is cautiously optimistic in observing an increase in interest from potential European buyers during the remainder of 2003, and feels the aforementioned strategic test center plan is on schedule and is being implemented as intended.

Operating Expenses

Total operating expenses decreased $112,000 or 3.9% to $2,741,000 for the nine months ended September 30, 2003 from $2,853,000 for the nine months ended September 30, 2002.

Selling, general and administrative expenses decreased $314,000 or 15.7% to $1,683,000 in the nine months ended September 30, 2003 from $1,997,000 for the nine months ended September 30, 2002. The decrease in the third quarter of 2003 is primarily due to the reduction of overhead expenses due to the Company's relocation in the beginning of the third quarter of 2003. The Company continues to monitor and identify ways to reduce operating expenditures. Sales and marketing expenses decreased 4.0% for the nine months ended September 30, 2003. The decrease is primarily due to the change in sales staff and associated expenses. The Company believes that its investment in sales and marketing, at its current level, is in line with future needs as the economy recovers. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $64,000 or 11.4% to $498,000 for the nine months ended September 30, 2003 from $562,000 for the nine months ended September 30, 2002. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the first quarter 2003, the Company's research and development department completed an overall "vibration core" product redesign. The design changes will improve reliability, increase the ease of manufacturing, and increase usability for our customers.

On June 20, 2003, the Company received the arbitration decision on claims brought by Gregg K. Hobbs (refer to Note 8 Legal Matters, of the Financial Statements). The arbitrator found damages totaling $261,650 in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. The Company included in the nine months ended September 30, 2003, financial statements estimates of $411,000 for costs related to and including the arbitration damages, fees, and interest expense, and $149,000 for Company incurred legal fees, for a total arbitration related expense of $560,000. Previously incurred arbitration related expenses of $294,000 were accounted for in the nine months end September 30, 2002.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company used $35,000 of cash in operating activities, invested $195,000 for equipment and received $11,000 from the sale of equipment, and borrowed $250,000 through related party short term notes and repaid $510,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $479,000, for an ending balance of $809,000 at September 30, 2003. During the nine months ended September 30, 2002, the Company generated $199,000 of cash from operating activities, invested $200,000 for equipment, and repaid $460,000 of commercial bank borrowings. The Company also received net proceeds of $967,000 from the issuance of preferred stock. Together, these activities resulted in a cash increase of $506,000, for an ending balance of $1,006,000 at September 30, 2002.

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

The average interest rate for the nine-month periods ending September 30, 2003 and 2002, for the term loan and revolving credit line was 5.54% (7.43% effective interest) and 6.03% (7.20% effective interest), respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of September 30, 2003, there was no additional availability on the line of credit.

As of September 30, 2003, the balances of the revolving credit and term loan are $500,000 and $600,000, respectively.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the nine months ended September 30, 2003, the Company was not in compliance with certain financial covenants, however, the Company does meet the covenants for the three months ended September 30, 2003. The commercial bank has confirmed to management that they would not take any actions related to such non-compliance for the nine months ended September 30, 2003 based on the Company meeting the covenants for the three months ended September 30, 2003. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement the Company is making monthly principal payments of $60,000 on the term loan. The Company had also determined that, during 2003, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. For the nine months ended September 30, 2003, the Company has been unable to make any additional payments to relieve the revolving line of credit. The Company can not give any guarantee on its ability to make additional payments to the revolving line of credit for the remainder of 2003. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2003, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

On June 20, 2003, the Company received the arbitration decision on claims brought by Gregg K. Hobbs (refer to Note 8 Legal Matters, of the Financial Statements). The arbitrator found damages totaling $261,650 in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. The arbitrator also confirmed that certain claims for breaches originally alleged by Dr. Hobbs were dismissed. Based on the decision, both parties made respective requests for attorneys' fees and costs for the claims on which each party prevailed. Included in the Company's financial statements for the nine months ended September 30, 2003, is $411,000 for costs related to and including the arbitration damages, fees, and interest expense, and $149,000 for Company incurred legal fees, for a total arbitration related expense of $560,000. The $411,000 estimate is subject to final clarification and its is reasonably possible to assume that this estimate will change in the near term. The effect of this change in estimate could be material to the financial statements. QualMark and its counsel are evaluating the arbitration ruling, as well as the impact it will have on the other pending litigation with Dr. Hobbs. QualMark is also evaluating the impact of the damages, legal fees, and payment timing on its financial position, which could be material depending on the outcome of these matters. The Company believes it will be able to raise the short-term funds needed to satisfy the outstanding judgement when it is finalized, although no assurances can be given. In July and August 2003, the Company had $264,000 of funds garnished by Hobbs (Refer to Note 8, of the Financial Statements). The Company has not paid over these funds to Hobbs because of a legal challenge. On October 6, 2003 Judge Stern, of the District Courts, ruled in favor of the Company on the motion for relief from judgment and acknowledged that the Company will have an opportunity to challenge confirmation of the award when the arbitrator issues a final award. The Company has moved for release of the funds that were garnished but as of the date of the filing the funds have not been released. If the Company is unable to raise the short-term funds needed to satisfy the outstanding judgement, including the successful release the $264,000 garnished funds, or negotiate a satisfactory payment arrangement with Hobbs when the arbitration is finalized, then a material adverse effect on the Company's liquidity could occur. The Company would address this issue, should it arise, by implementing plans to reduce operating expenses, including reductions in the Company's work force and other operating costs, and through raising additional funds through the sale of additional capital stock or issuance of debt, or, if necessary, a possible Chapter 11 bankruptcy reorganization.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2003 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2003. However, the Company's management believes that the Company's cash and cash equivalents and working capital provide adequate capital resources to fund its operations, 2003 debt repayments, and working capital needs, through at least the end of the third quarter of 2004. The Company's inability to modify or replace its debt when it comes due on March 15, 2004, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are required to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company currently has no financial instruments that embody an unconditional obligation of the Company. Therefore, the adoption of SFAS 150 did not impact the Company's financial statements.

Business Environment

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Suppliers

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

International Operations

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Intellectual Property

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Legal Proceedings

Refer to Note 8 of the Financial Statements

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

Contractual Obligations

Refer to the 2002 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $1,100,000 Credit Agreement (refer to Note 3 Commercial Bank Borrowings, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2003 would be an annual increase or decrease of approximately $11,000 in interest expense for a twelve-month period.

During 2003, revenue generated from foreign sales are primarily payable in United States dollars. Certain foreign sales are denominated in Euros, however the foreign exchange rate risk is not material.

Item 4.

                             CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 8 of the Financial Statements

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended September 30, 2003:

         On July 30, 2003, the Company issued a press release announcing its earnings for the second quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date: November 13, 2003                       By: /s/ CHARLES D. JOHNSTON
                                                  ------------------------------
                                                  Charles D. Johnston President,
                                                  Chief Executive Officer

Date: November 13, 2003                       By: /s/ ANTHONY A. SCALESE
                                                  ------------------------------
                                                  Anthony A. Scalese
                                                  Chief Financial Officer
                                                  & Principal Accounting Officer

                                INDEX TO EXHIBITS

                EXHIBIT
                 NUMBER                     DESCRIPTION
                -------    -----------------------------------------------------
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

                  10.14 Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association.(5)

                  10.15 Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening Systems, Inc.(5)

                  10.16 Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

                  10.17 Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank National Association.(6)

                  10.18 Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

                EXHIBIT
                 NUMBER                     DESCRIPTION
                -------    -----------------------------------------------------
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

                  10.23    Series C Preferred Stock Certificate of Designations
                           (11)

                  10.24    Series B Preferred Stock Certificate of Designations
                           (11)

                  10.25 Fifth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between QualMark and U.S. Bank National Association. (12)

                  10.26 Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003. (12)

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

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003