Form 10KSB
period 2003-12-31
QUALMARK CORP
filed 2004-03-26
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2003

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

                  4580 FLORENCE STREET, DENVER, COLORADO 80238
          (Address of principal executive offices, including zip code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to t is Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year. $7,895,000

         The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 25, 2004 was $5,234,633.

         The number of shares outstanding of the issuer's Common Stock as of March 25, 2004 was 3,610,092.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in Part II and III of this report.

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

         QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes three domestic strategic agreements with large testing companies in Detroit, Michigan, Bellevue, Washington, and Huntsville, Alabama. In addition, the Company has established strategic agreements with Maser Engineering, IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, and Alphatech Ltd. to operate testing centers in Enschede, Netherlands, Milan, Italy, Molndal, Sweden, and Haverhill, England. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.

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

         The UltraRate Thermal Chamber Assembly

                  The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 600 degrees Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patented and patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel.

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

The OVS Combined Stress System Product Line

         The Company's OVS Combined Stress Systems for HALT and HASS are presently available in three sizes, including a vibration only tabletop model
(OVTT). The number after the "OVS" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an OVS-1.5 contains a one and one half foot by one and one half foot table, an OVS-2.5 contains a two and a half foot by two and a half foot table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production-screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The Typhoon system has a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

         OVS-1.5:

                  The OVS-1.5 is the smallest version of the OVS product line. The OVS-1.5 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger OVS systems, including PC controller, the OVS-1.5 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area. The OVS-1.5 can generate random vibration forces of 40 Grms (2Hz-10,000 Hz) on the 18"x18" vibration table and up to 600 degrees Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber.

         OVS-2.5:

                  The OVS-2.5 is the most popular system in the OVS product line. A mid-size system, the PC-controlled OVS-2.5 is equipped with four actuators mounted to the vibration table. The OVS-2.5 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37"
         (ID). The thermal chamber is capable of up to 600 degrees Centigrade per minute change on the product under test. Typical uses of the OVS-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)

         OVS-4.0 (Typhoon):

                  The most common application for the OVS 4.0 is large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled OVS-4.0 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (ID) (table in lower position) thermal chamber capable of producing temperature changes of up to 700 degrees Centigrade per minute on the product under test. The Typhoon vibration system is equipped with twelve actuators that produce up to 50 Grms random vibration force.

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

         A one year limited warranty is included with each OVS system sold. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

QUALMARK ENGINEERING SERVICES ("QES")

         The Company offers a range of engineering services tailored to help solve test process problems. The services that are offered under QES are:

                  -        HALT and HASS testing procedure development

                  -        Precision production fixturing solutions

                  - Automated electronic functional test equipment design and development

                  -        Test and process data warehousing

                  - Remote viewing and analysis of test data through Internet linking

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

ACCELERATED RELIABILITY TEST CENTERS

         The Company has a network of ARTC test centers at various locations in the United States and Europe, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with the OVS-2.5, at least one applications engineer and ancillary testing equipment.

         The Company's strategic agreements with test centers in the U.S. and throughout Europe consist of the Company contributing one OVS 2.5 or OVS 1.5 system and the partner providing the lab facility, personnel and sales management. In return for its contribution of these systems to these agreements, the Company receives a percentage of the revenues generated by the OVS systems.

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

         During 2001 and continuing through 2003 the Company reevaluated its test centers and strategically established agreements with large national testing labs in Detroit, Michigan, Bellevue, Washington, and Huntsville, Alabama. These domestic agreements provide lower revenue than the traditional Company owned test centers, however, with the substantial decrease in test center operating expenses, higher margins are generally realized. The Company will continue to examine the potential for similar relationships and the potential to expand into additional domestic and international markets.

         The Company may open additional test centers principally in metropolitan areas with a heavy concentration of potential client companies and in which the Company has a factory sales representative responsible for the target metro area. Management believes demand for its test services will continue to grow, allowing for controlled expansion into additional metro areas. Finally, the Company may expand its international presence via strategic agreements with other test lab organizations.

         Based on client demand, the Company offers on-site applications support services, principally through its ARTC network, to its clients as well as competitors' customers. Specifically, the Company advises customers how to apply HALT and HASS techniques to their products.

MARKETING

         In the 4th Quarter 2003, the Company placed into action a strategic marketing and sales program that is designed to leverage QualMark's market knowledge to be identified as the "Knowledge Leader" in the Accelerated Testing industry. In 2004, the Company will continue to educate customers through Webinars (web based seminars) and other forums expanding the knowledge base in the overall Reliability process.

The following was achieved during 2003:

         1. The Company realized strong sales in the OVTT and core market segments.

         2. The Company streamlined marketing support operations and redefined the positioning statement as the Knowledge Leader for 2004 launch.

         3. The Company acquired several strategic customers who have adopted a QualMark Product as the configuration for corporate and supply vendor testing.

         4. Technology Upgrade revenues were increased significantly during the last half of 2003.

SALES STRATEGY

         QualMark utilizes fifteen independent domestic and international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors to sell and distribute its equipment and test services. QualMark also employs four sales managers who oversee the independent sales representatives and are responsible for customer relationships and business development.

         In the latter half of 2003, the Company implemented plans to educate and train the sales representative network in order to increase domestic and international sales. Additionally, internal sales representative roles were redefined, redirected, and training was provided to increase support of the external sales representatives and more importantly, the customer.

CUSTOMERS

         The Company continues to market and sell its systems to the leading corporations of the world in the Consumer Electronics, Avionics, Automotive, and Defense industries. QualMark is uniquely positioned to support the Reliability Testing requirements of our Global Customers through our Global Sales and Service Network. From the Company's inception, more that 500 test systems have been sold worldwide to more than 300 customers. During 2003, one customer comprised approximately 12% of the Company's revenue. The Company was not dependent on any single industry segment for its revenues.

The Company's customer bases continue to be varied and are as follows:

AEROSPACE AND DEFENSE            COMPUTER RELATED PRODUCTS                    OTHER
---------------------            -------------------------                    -----
Aviation electronics             Circuit boards                     Automotive circuitry
Display switches                 Disk drives                        Electronic oil and gas flow meters
Flight navigation systems        Modems                             Global positioning systems
Marine navigation systems        Monitors
                                 Power supplies
                                 Printers
                                 Tape backup drives

TELECOMMUNICATIONS               MEDICAL ELECTRONICS                CONSUMER ELECTRONICS
------------------               -------------------                --------------------
Automated teller machines        Electronic thermometers            Refrigerators
Air conditioning electronics     Glucose monitors                   Televisions
Cellular telephones              Infusion pumps                     Video Recorders
Fax machines                     IV pumps

RESEARCH AND PRODUCT DEVELOPMENT

         Research and development expenditures for the fiscal years ending December 31, 2003 and 2002 were $679,000 and $732,000, respectively. During 2002, the Company released the OVTT (Omni Vibration Table Top) system that enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology, which includes the same specification as the OVS-1.5 vibration table, and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers. During 2003, the Company completed its complete product overhaul, in which, all HALT/HASS related products offered by QualMark include the patented "Typhoon" technology. The technology lowers operating costs by reducing thermal mass of the chamber and optimizing the efficiency of the air flow system, which consequently reduces operating costs.

         Research is ongoing into the vibration technology used in the OVS chamber. Improving low frequency energy and creating the technology to better serve the changing market place is core to the QualMark mission.

         Other product offerings and options are being aggressively pursued, such as more auxiliary thermocouples standard on every OVS chamber with the option of adding more. Also, the control system is being updated to create a touchscreen environment to improve how the user interfaces to the product being designed and tested.

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

COMPETITION

         Equipment

         As the marketplace has gained more acceptance of Accelerated Test Techniques, the competitors that have survived the downturn have become increasingly aggressive in price and "demonstration" programs. The capital equipment purchasing downturn during 2000-2003 promoted aggressive pricing and unusual terms among our competitors. The Company has been aggressively refocusing our customers on the `Value Added" of QualMark Equipment, Service, and Company. The Company continues to be cautiously optimistic in regards to a slowly recovering economy throughout 2004, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as pursuing the used/refurbish equipment line of business. The increased demand for used equipment has enabled the Company to help stimulate its domestic sales. The Company utilizes two methods to supply its used and refurbished equipment line. The Company actively purchases used QualMark equipment from the marketplace, refurbishes and sells the updated equipment, or sells its used "as is" equipment from its test center labs.

The following represents a listing of competitors known to the Company within the served industries:

         1.       Thermotron Industries, Michigan

         2.       Envirotronics, Michigan

         3.       Screening Systems, Inc., California

         ARTC and Applications Support Services:

         Throughout 2003 sales at QualMark Testing Centers activity remained relatively constant from quarter to quarter. With the recent economic downturn some companies owning test equipment (OVS) for their own use have been attempting to leverage the equipment by selling any time not utilized by the company. This has increased the competition arena for the ARTC test center market, as well as placed additional pricing pressures. To mitigate this risk, the Company implemented a new strategic direction during 2003. The strategic direction for 2003, which will continue into 2004 and beyond will be to increase sales through streamlined business processes and synergies with the core product and to leverage the "Knowledge" of the more than 4,000 test performed in the testing centers. The Company is also continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements.

The following represents a listing of competitors known to the Company within the served industries:

         1.       Thermotron Industries, Michigan

         2.       Reliant Labs, California

         3.       Screening Systems, Inc., California

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

         To ensure that all subassemblies meet specifications when received, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. The Company intends to further develop local suppliers, with back-up suppliers as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company has developed relationships with what it considers critical vendors that manufacture three components of its OVS system. If a supplier was unable to deliver materials as required by the Company, it would take as many as 120 days to locate, qualify and begin taking delivery of these components from new suppliers. The Company is dependent on the availability of steel as its primary raw materials component. The Company believes that it will have access to adequate amounts of the raw material component and that no shortages will exist.

         While the Company maintains a small inventory of OVS systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of OVS-1.5, OVS 2.5, Typhoon, and OVTT systems to build during the quarter. The Company also produces certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

         The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of an OVS system are identified and ordered in a timely manner.

PRODUCT WARRANTIES AND SERVICE

         In 2003 and 2002, the Company offered a limited one-year parts and labor warranty on all new OVS systems, respectively. OVS customers can purchase extended warranties on their OVS systems, which may include two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of OVS systems, most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. The Company occasionally sends its technicians into the field for warranty repairs. During 2004, the Company will continue to offer a standard, one-year parts and labor warranty on all new OVS systems.

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

EMPLOYEES

         As of December 31, 2003, the Company had thirty employees, of which twenty-eight are full-time. Twenty-two of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, two are employed at its facilities in Santa Clara, CA, two in Huntington Beach, CA, two in Marlborough, MA, one in Navarre, FL, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

AVAILABLE INFORMATION

         Our internet website is www.qualmark.com. We make available our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company operates out of leased facilities located at 4580 Florence Street, Denver, Colorado. The seven-year lease for the property expires on May 31, 2010. The leased property consists of approximately 16,616 square feet. The lease calls for average monthly payments over the term of the lease of $14,391. In addition to the lease, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

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

ITEM 3. LEGAL PROCEEDINGS

         Refer to Note 12 of the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of May 10, 2002, the common stock of the Company was traded on the OTCBB (Over The Counter Bulletin Board). The Company was traded on the NASDAQ (National Association of Securities Dealers Automated Quotations) Small-Cap Market from April of 1996 until May 9, 2002. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by the OTCBB (for 2003) and NASDAQ (from January 1, 2002 through May 9,
2002) and OTCBB (from May 10, 2002 through December 31, 2002) during fiscal years 2003 and 2002:

                               FISCAL YEAR ENDED DECEMBER 31, 2003
                               -----------------------------------
                                HIGH CLOSE             LOW CLOSE
                                ----------             ---------
First Fiscal Quarter            $  0.900               $  0.450
Second Fiscal Quarter              1.150                  0.600
Third Fiscal Quarter               1.050                  0.800
Fourth Fiscal Quarter              1.010                  0.850

                               FISCAL YEAR ENDED DECEMBER 31, 2002
                               -----------------------------------
                                HIGH CLOSE              LOW CLOSE
                                ----------              ---------
First Fiscal Quarter            $  1.150               $  0.900
Second Fiscal Quarter              1.730                  0.900
Third Fiscal Quarter               1.100                  0.530
Fourth Fiscal Quarter              0.700                  0.280

         The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

         The number of record holders of our common stock as of December 31, 2003 was 36 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name. The Company has never paid a cash dividend and does not intend to do so in the future. The Company made a dividend payment on outstanding preferred stock, in kind, of additional preferred stock in January 2004 (Refer to Note 8 of the Financial Statements).

         The Company participates in certain equity related compensation plans that are authorized for securities issuance. The tabular disclosures of such plans are disclosed in the Company's definitive Proxy Statement. The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                             FISCAL YEAR ENDED
                                                             -----------------
                                                   DECEMBER 31, 2003     DECEMBER 31, 2002
                                                   -----------------     -----------------
Statement of Operations Data:
Revenues......................................          100.0%                100.0%
Cost of Revenues..............................           60.1                  56.6
                                                        -----                 -----
Gross Profit..................................           39.9                  43.4
Selling, general and administrative expenses..           30.4                  32.4
Arbitration associated expenses...............            8.0                   4.0
Research and development expenses.............            8.6                   9.1
                                                        -----                 -----
Loss from operations..........................           (7.1)                 (2.1)
Other expense.................................           (1.6)                 (2.2)
                                                        -----                 -----
Loss before income taxes......................           (8.7)                 (4.3)
Income tax benefit (expense)..................           (0.0)                 (0.0)
                                                        -----                 -----
Net loss......................................           (8.7)%                (4.3)%
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

Comparison of Years Ended December 31, 2003 and 2002

REVENUE

         Revenue decreased $172,000 or 2.1% to $7,895,000 in the year ended December 31, 2003 from $8,067,000 in the year ended December 31, 2002.

         OVS system revenue increased $153,000 or 2.3% from $6,606,000 in the year ended December 31, 2002 to $6,759,000 in the year ending December 31, 2003. The number of OVS units sold in 2003 increased 7.1% over 2002. The increase in sales for the year ended December 31, 2003 is primarily a direct result of the Company's aggressive pursuit of international sales and a slight improvement in the domestic economy in the last half of 2003. The Company is continuing its aggressive pursuit of international and domestic sales in the high technology industry. Of the total units sold, international system sales increased 27.3% over 2002. The Company continues to be cautiously optimistic in regards to a slowly recovering economy throughout 2004, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as pursuing the used/refurbish equipment line of business. The increased demand for used equipment has enabled the Company to help stimulate its domestic sales. QualMark utilizes fifteen independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its used/refurbish equipment sales, or the overall increase in equipment sales.

         Test center revenue decreased $325,000 or 22.2% from $1,461,000 in the year ended December 31, 2002 to $1,136,000 in the year ending December 31, 2003. The Company operated four test centers in the U.S., maintained four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe 2003, versus four test centers in the U.S., one strategic domestic agreement test center, and four strategic agreement test centers in Europe during the same period in 2002. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the decrease in test center revenue to a conservative economic atmosphere in the high technology testing industry, as well as an increase in competition. The Company is also continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness, however the Company cannot give any assurances on the ultimate success.

GROSS MARGIN

         The gross margin for the year ended December 31, 2003 was 39.9%. This compares to a gross margin of 43.4% for the year ended December 31, 2002. The decrease in gross margin for the year ended 2003 is primarily due to competitive pricing pressures, lower volume on our test center line of business, increased equipment costs for Certification Europa (CE) licensing (which enables manufactured products to be sold in Europe), and a decreased number of used/refurbished chambers sold.

OPERATING EXPENSE

         Total operating expenses increased $40,000 or 1.1% from $3,672,000 in the year ended December 31, 2002 to $3,712,000 for the year ended December 31, 2003.

         Selling, general and administrative expenses decreased $216,000 or 8.2% from $2,619,000 for the year ended December 31, 2002 to $2,403,000 for the year ended December 31, 2003. The primary decrease of selling, general, and administrative expenses during 2003 is attributed to the Company's corporate facility move in April 2003. The corporate facility move enabled the Company to capitalize on a significantly lower lease rate in a new facility. A large component of selling, general, and administrative expenses are sales and marketing expenses, which increased 10.2% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in sales and marketing expenses is attributed to the Company's investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

         Research and development costs decreased $53,000 or 7.2% from $732,000 for the year ended December 31, 2002 to $679,000 for the year ended December 31, 2003. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During the first quarter 2003, the Company's research and development department completed and overall "vibration core" product redesign. The design changes will improve reliability, increase the ease of manufacturing, and increase usability for our customers.

         Arbitration associated expenses increased $309,000 or 96.3% from $321,000 for the year ended December 31, 2002 to $630,000 for the year ended December 31, 2003. On November 17, 2003 the Company received the final arbitration decision and the decision on interest and fees on claims brought by Gregg K. Hobbs (refer to Note 12 Legal Matters, of the Financial Statements). The arbitrator awarded damages totaling $411,000, including interest and fees, in favor of Dr. Hobbs for the breach of certain provisions of the September 30, 1995 separation agreement. For the year ended December 31, 2003, costs of $411,000 related to and including the arbitration damages, fees, and interest expense, and costs of $219,000 for Company incurred legal fees and interest expense accruing subsequent to the award date are included in the financial statements, for a total arbitration associated expense of $630,000. Previously incurred arbitration related expenses of $321,000 were accounted for in the twelve months end December 31, 2002. Subsequently on February 13, 2004, the Company and Hobbs reached a settlement agreement, in which among other things, Hobbs accepted payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004 and monthly payments of approximately $19,000 from March through November of 2004

INTEREST EXPENSE

         Interest expense decreased $44,000 or 24.7% from $178,000 for the year ended December 31, 2002 to $134,000 for the year ended December 31, 2003. The decrease of $44,000 in expense was due to the pay down of the commercial bank debt during the year of $690,000.

NET LOSS

         Net loss increased $348,000 from $343,000 for the year ended December 31, 2002 to $691,000 for the year ended December 31, 2003. The increase is primarily attributed to the $630,000 of arbitration and legal related expenses brought by Gregg K. Hobbs (refer to Note 12 Legal Matters, of the Financial Statements).

NET LOSS PER SHARE

         Net loss per basic and diluted common share decreased $0.01 per share from $0.32 per share for the year ended December 31, 2002 to $0.31 per share for the year ended December 31, 2003. The decrease is explained primarily by the increase in net loss of $348,000 for the year ended December 31, 2003, the exchange of the Series A preferred stock for Series B preferred stock which resulted in a beneficial conversion feature of $489,000 recorded in 2002, and the related calculation of net loss per share, which includes accretion of redeemable preferred stock, preferred stock dividends, and other beneficial conversion features recorded on the Company's preferred stock (Refer to Note 1 of the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         During 2001, the Company experienced significant operating losses due to the sudden and dramatic decrease in orders for its products, primarily attributed to general economic uncertainty and significant reductions in the orders for capital equipment and related products in technology-related industries, such as those served by the Company. The Company took certain actions in 2001 to address this, including cost reductions and changes to its marketing and distribution strategy. Subsequently, on March 27, 2002, the Company closed on a transaction whereby it received $1 million of proceeds from the sale of preferred stock (refer to Note 8 of the Financial Statements). During 2002 and continuing through 2003, the Company experienced a "leveling" out of business, in which sales and demand remained steady for its capital equipment products. This activity met the Company's internal projections for capital equipment demand and financial performance for 2002 and 2003. If the economic uncertainty continues during 2004, the Company will continue to take action as appropriate to address this; including cost reduction and changes to its marketing and distribution strategy, however, the Company cannot give any assurance on the continued demand for its products and/or services. On February 27, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the monthly principal payments will decrease from $60,000 to $50,000 on February 1, 2004, and then decrease to $30,000 from March 1, 2004 through September 30, 2004, with a final increase to $40,000 from October 1, 2004 through maturity, which will fully satisfy the balance of the term loan. The due date for this credit facility was extended to March 15, 2005. Also, on February 13, 2004 the Company executed a definitive settlement agreement with Dr. Hobbs regarding the existing arbitration award, in which the Company will pay approximately $439,000 to Dr. Hobbs during 2004 (refer to Note 12 Legal Matters, of the Financial Statements). This payment will be made mostly from the Company's cash on hand at year-end, and partially from expected cash flow from 2004 operations.

         While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2004 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2004. However, the Company's management believes that the Company's cash and cash equivalents and working capital, provide adequate capital resources to fund its operations, 2004 debt and legal repayments and working capital needs through at least the end of 2004, and into the first quarter of 2005. The Company's inability to modify or replace its debt when it comes due on March 15, 2005, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

         During 2003, the Company generated $75,000 of cash from operating activities, invested $239,000 for equipment, $3,000 for patents, received $11,000 from the sale of equipment, borrowed and repaid $250,000 from Company Directors, and repaid $690,000 of commercial bank borrowings. These activities resulted in a cash decrease of $846,000, for a year-end balance of $442,000 at December 31, 2003. During 2002, the Company generated $809,000 of cash from operating activities (primarily due to sale of inventories), invested $273,000 for equipment and $90,000 for restricted cash for leasehold improvements, repaid $625,000 of commercial bank borrowings, and issued 1,000 shares of preferred stock for net proceeds of $967,000. These activities resulted in a cash increase of $788,000, for a year-end balance of $1,288,000 at December 31, 2002.

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

         On February 27, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the monthly principal payments decreased from $60,000 to $50,000 on February 1, 2004, and then decrease to $30,000 from March 1, 2004 through September 30, 2004, with a final increase to $40,000 from October 1, 2004 through maturity, which will fully satisfy the balance of the term loan. In addition, the maturity date was extended to March 15, 2005.

         The average interest rate for the twelve-month period ending December 31, 2003 for the term loan and revolving credit line was 7.13%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2003, there was no additional availability on the line of credit.

         The Company must maintain certain financial and other covenants at the end of each calendar quarter in order to draw amounts available under the line of credit. As of December 31, 2003, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance.

         As required by the renegotiated Credit Agreement, the Company will make principal payments of $440,000 on the term loan during 2004. The Company had also determined that, during 2004, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2004, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful.

         The following represents future amounts payable at December 31, 2003 (in thousands).

Year ended December 31,
        2004                  $     440
        2005                        480
                              ---------
                              $     920
                              =========

Contractual Obligations

         For more information on the Company's contractual obligations on operating leases, refer to Note 6 of Financial Statements. At December 31, 2003, the Company's commitments under these obligations were as follows (in thousands):

                                  OPERATING
Year ended December 31,            LEASES
-----------------------            ------
          2004                    $    304
          2005                         283
          2006                         227
          2007                         174
          2008                         175
          2009-2010                    261
                                  --------
                                  $  1,424
                                  ========

Recently Issued Accounting Pronouncements

         Refer to Note 1 of the Financial Statements.

Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required (Refer to Note 5 of the Financial Statements).

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

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. At December 31, 2003, all deferred tax assets are fully reserved for. (Refer to Note 7 of the Financial Statements).

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

Legal Proceedings

         Refer to Note 12, Legal Matters of the Financial Statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $920,000 Credit Agreement (Refer to Note 5 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2003 would be an annual increase or decrease of approximately $9,200 in interest expense for a twelve-month period.

ITEM 7. FINANCIAL STATEMENTS.

         Index to Financial Statements:

                                                                    PAGE NUMBER
                                                                    -----------
Independent Auditors' Report                                           F-1
Statements of Operations                                               F-2
Balance Sheets                                                         F-3
Statements of Shareholders' Equity                                     F-4
Statements of Cash Flows                                               F-5
Notes to Financial Statements                                          F-6

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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) Beneficial Ownership Reporting Compliance

         During 2003 the Company had the following individuals who failed to file or file on a timely basis reports required by section 16(a) of the Exchange
Act:

                  Joseph Ruth, (prior) Vice President of Sales and Marketing-

                  Mr. Ruth had one late Form 4 report (July 10, 2003-Form 4) filed with one transaction (2,000 shares of common stock sold at $1.01) not reported on a timely basis during 2003.

Audit Committee Matters

         Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, (the Exchange Act). The Audit Committee is comprised of the following directors: Robert Gill, William Sanko and Alan Valenti. Our Board of Directors has determined that for year ended December 31, 2003, Robert Gill, Chair of the Audit Committee, was an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act and is independent, as that term is used in Item 7(d)(e)(iv) of Schedule 14A under the Exchange Act. Subsequently on December 31, 2003, Mr. Gill resigned his position as Director to retire from service (refer to ITEM 13, Exhibits and Reports on Form 8-K). Currently, the Company does not have an independent financial expert, however, the Company's Board of Directors is in the process of examining its options on appointing an independent audit committee financial expert.

Code of Ethics

         We have adopted a code of business ethics and conduct, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer and controller) and employees (the "Code of Ethics"). The Code of Ethics is attached as Exhibit 14 to this Form 10-KSB report.

         Stockholders may also request a free copy of the Code of Ethics from:

QualMark Corporation
Attn: Investor Relations
4580 Florence Street
Denver, CO  80238

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 2003.

                  On October 21, 2003, QualMark Corporation issued a press release announcing its earnings for the third quarter ended September 30, 2003. The Company also held a conference call on October 21, 2003 at 11:00am EST to discuss the October 21, 2003 press release.

                  On December 31, 2003, Mr. Robert Gill, a member of the Registrant's Board of Directors, resigned his position as Director. Mr. Gill has served the Company for many years and is retiring from service.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's definitive Proxy Statement to be filed pursuant to
Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2004                    QUALMARK CORPORATION

                                         By: /s/ CHARLES D. JOHNSTON
                                             -----------------------------------
                                             Charles D. Johnston, President and
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                            TITLE                              DATE
           ---------                            -----                              ----
    /s/Charles D. Johnston           President, Chief Executive Officer        March 26, 2004
------------------------------
       Charles D. Johnston           and Director

    /s/Anthony A. Scalese            Chief Financial Officer                   March 26, 2004
------------------------------
       Anthony A. Scalese            and Principal Accounting Officer

    /s/James L.D. Roser              Director                                  March 26, 2004
------------------------------
       James L.D. Roser

    /s/William J. Sanko              Director                                  March 26, 2004
------------------------------
       William J. Sanko

    /s/Alan T. Valenti               Director                                  March 26, 2004
------------------------------
       Alan T. Valenti

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
QualMark Corporation
Denver, Colorado

We have audited the accompanying balance sheets of QualMark Corporation (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' (deficit) equity and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QualMark Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
February 27, 2004

QUALMARK CORPORATION

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                  2003            2002
                                                                  ----            ----
Revenues                                                        $  7,895        $  8,067
Cost of revenues                                                   4,748           4,562
                                                                --------        --------
        Gross profit                                               3,147           3,505
                                                                --------        --------

Selling, general and administrative expenses                       2,403           2,619
Arbitration associated expenses                                      630             321
Research and development expenses                                    679             732
                                                                --------        --------

        Total operating expenses                                   3,712           3,672
                                                                --------        --------

        Loss from operations                                        (565)           (167)
                                                                ---------       ---------

Other income (expense):
   Interest expense                                                 (134)           (178)
   Interest income                                                     5               5
   Other income, net                                                   3              (3)
                                                                --------        --------

Net loss                                                        $   (691)       $   (343)
                                                                ========        ========

Net loss per basic and diluted common share (Note 1)            $  (0.31)       $  (0.32)
                                                                ========        ========

Weighted average shares outstanding                                3,610           3,610
                                                                ========        ========

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                2003               2002
                                                                             ----------         ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $      442         $    1,288
   Trade accounts and note receivable, net of allowance for doubtful
    accounts of $28 and $52, respectively                                         2,119              1,468
   Inventories, net                                                                 379                612
   Other current assets                                                              35                 27
                                                                             ----------         ----------
        Total current assets                                                      2,975              3,395
Property and equipment, net                                                         622                710
Restricted cash                                                                      90                 90
Other assets                                                                         94                 70
                                                                             ----------         ----------
                                                                             $    3,781         $    4,265
                                                                             ==========         ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                                          $      858         $      487
   Accrued expenses                                                                 450                339
   Accrued arbitration settlement                                                   426                 --
   Deferred revenue                                                                  --                 40
   Current portion of long-term debt                                                440                720
                                                                             ----------         ----------
        Total current liabilities                                                 2,174              1,586
   Long-term debt                                                                   480                890
                                                                             ----------         ----------
        Total liabilities                                                         2,654              2,476
                                                                             ----------         ----------

Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares
   authorized (Note 8):
   692,951 designated as Series B, 631,549 shares (2003) and 606,868 (2002)
   shares issued and outstanding, liquidation preference of $1,468 (2003)         1,369              1,243

   2,000 designated as Series C, 1,106 shares (2003) and 1,062 shares
   (2002)  issued and outstanding, liquidation preference of $1,151 (2003)          503                215

Shareholders' (deficit) equity:
   Common stock; no par value; 15,000,000 shares authorized;
   3,610,092 shares issued and outstanding                                        7,444              7,829
   Accumulated deficit                                                           (8,189)            (7,498)
                                                                             ----------         ----------
               Total shareholders' (deficit) equity                                (745)               331
                                                                             ----------         ----------
                                                                             $    3,781         $    4,265
                                                                             ==========         ==========

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                             COMMON STOCK              TREASURY STOCK
                                             ------------              --------------        ACCUMULATED
                                          SHARES        AMOUNT       SHARES       AMOUNT       DEFICIT        TOTAL
                                          ------        ------       ------       ------       -------        -----
Balance January 1, 2002                  3,645,638     $ 7,303       35,546      $  (123)     $(7,155)      $    25
Compensation related to issuance of
 options for services                           --          15           --           --           --            15
Accretion of redeemable preferred stock         --        (170)          --           --           --          (170)
Preferred stock dividends                       --        (163)          --           --           --          (163)
Beneficial conversion feature on
 issuance of redeemable preferred stock         --         741           --           --           --           741
Warrants issued in connection with
 redeemable preferred stock                     --         259           --           --           --           259
Offering costs in connection with
 redeemable preferred stock                     --         (33)          --           --           --           (33)
Retirement of treasury stock               (35,546)       (123)     (35,546)         123           --            --
Net loss                                        --          --           --           --         (343)         (343)
                                         ---------     -------      -------      -------      -------       -------
Balance December 31, 2002                3,610,092       7,829           --           --       (7,498)          331
Compensation related to issuance of
 options for services                           --          11           --           --           --            11
Warrants issued in connection with
 bank financing                                 --          18           --           --           --            18
Preferred stock dividends                       --        (197)          --           --           --          (197)
Accretion of redeemable preferred stock         --        (217)          --           --           --          (217)
Net loss                                        --          --           --           --         (691)         (691)
                                         ---------     -------      -------      -------      -------       -------
Balance December 31, 2003                3,610,092     $ 7,444           --      $    --      $(8,189)      $  (745)
                                         =========     =======      =======      =======      =======       =======

                     The accompanying notes are an integral
                       part of these financial statements.

QUALMARK CORPORATION

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                       2003            2002
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $   (691)       $   (343)

Adjustments to reconcile net loss to net cash provided
 by operating activities:
   (Decrease) increase in provision for inventory reserve                 (12)              9
   (Recovery) provision for bad debts                                     (24)              6
   (Gain) loss on disposal of equipment                                    (4)              3
   Depreciation and amortization                                          343             420
   Warrant and stock option expense                                        23              15
Changes in assets and liabilities:
      Trade accounts and note receivable                                 (627)            (68)
      Inventories                                                         246             852
      Other assets                                                        (47)              3
      Accounts payable                                                    371            (222)
      Accrued expenses                                                    111              94
      Accrued arbitration settlement                                      426              --
      Deferred revenue                                                    (40)             40
                                                                     --------        --------
        Net cash provided by operating activities                          75             809
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                    (239)           (273)
Restricted cash - leasehold improvements                                   --             (90)
Sale of property and equipment                                             11              --
Investment in patents                                                      (3)             --
                                                                     --------        --------
        Net cash used in investing activities                            (231)           (363)
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                  250              --
Repayments of borrowings                                                 (940)           (625)
Proceeds from issuance of preferred stock and warrants, net                --             967
                                                                     --------        --------
        Net cash (used in) provided by financing activities              (690)            342
                                                                     --------        --------
Net (decrease) increase in cash and cash equivalents                     (846)            788
Cash and cash equivalents at beginning of year                          1,288             500
                                                                     --------        --------
Cash and cash equivalents at end of year                             $    442        $  1,288
                                                                     ========        ========

SUPPLEMENTAL DISCLOSURE
Interest paid                                                        $    130        $    178
                                                                     ========        ========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer of equipment to inventory held for resale                   $      1        $     15
                                                                     ========        ========
Deemed preferred stock dividend resulting from conversion
   of Series A preferred shares to Series B preferred shares         $     --        $    489
                                                                     ========        ========
Preferred stock dividends                                            $    197        $    163
                                                                     ========        ========
Accretion of redeemable preferred stock                              $    217        $    170
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

                  QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes domestic strategic alliances with large testing companies in Detroit, Michigan, Bellevue, Washington, and Huntsville, Alabama. In addition, the Company has established strategic alliances with Maser Engineering, IMQ Instituto del marchia di Qualita, Institutet For Verkstadsteknisk Forskning/The Swedish Institute of Production Engineering, and Alphatech Ltd., to operate testing centers in Enschede, the Netherlands, Milan, Italy, Molndal, Sweden, and Haverhill, England. As international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic alliance arrangements with other test lab organizations.

         LIQUIDITY

                  During 2001, the Company experienced significant operating losses due to the sudden and dramatic decrease in orders for its products, primarily attributed to general economic uncertainty and significant reductions in the orders for capital equipment and related products in technology-related industries, such as those served by the Company. The Company took certain actions in 2001 to address this, including cost reductions and changes to its marketing and distribution strategy. Subsequently, on March 27, 2002, the Company closed on a transaction whereby it received $1 million of proceeds from the sale of preferred stock (refer to Note 8 of the Financial Statements). During 2002 and continuing through 2003, the Company experienced a "leveling" out of business, in which sales and demand remained steady for its capital equipment products. This activity met the Company's internal projections for capital equipment demand and financial performance for 2002 and 2003. If the economic uncertainty continues during 2004, the Company will continue to take action to address this; including cost reduction and changes to its marketing and distribution strategy, however, the Company cannot give any assurance on the continued demand for its products and/or services.

                  While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2004 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2004. However, the Company's management believes that the Company's cash and cash equivalents and working capital, provide adequate capital resources to fund its operations, 2004 debt repayments and working capital needs through at least the end of 2004, and into the first quarter of 2005. The Company's inability to modify or replace its debt when it comes due on March 15, 2005, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

         CASH AND CASH EQUIVALENTS

                  Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

         CONCENTRATION OF CREDIT RISK

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company is not exposed to a concentration of credit risk as it relates to specific industries, as its customers are not heavily concentrated in any specific industry. During 2003 and 2002, one customer comprised approximately 12% and 15% of the Company's revenue, respectively. The revenue was all recorded in the Company's equipment sales segment. The Company was not dependent on any single industry segment for its revenues.

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

         LONG-LIVED ASSETS

                  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. At December 31, 2003 and 2002, management believes that no impairment has occurred.

         PATENTS

                  Included in other assets are costs related to patents, which are capitalized and amortized over their estimated useful life of five years, using the straight-line method. Amortization cost for 2003 and 2002 was not significant.

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

         ADVERTISING EXPENSE

                  The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2003 and 2002 was not significant.

         PREOPENING COSTS

                  The Company charges to selling, general and administrative expense the preopening costs of new service centers as incurred. These costs are primarily labor, supplies, preopening marketing and advertising and other expendable items.

         INCOME TAXES

                  The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced to zero by a valuation allowance because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

         PRODUCT WARRANTIES

                  Provision for anticipated warranty costs is recorded at the time the sale is recognized. The provision is based on historical warranty experience. In 2003 and 2002, the Company offered a one-year parts and limited labor warranty on all new chambers, and sells an equipment service contract for an additional one-year extended service warranty (Note 6).

         FINANCIAL INSTRUMENTS

                  The carrying amounts of cash and cash equivalents, trade accounts and notes receivable, accounts payable, and customer deposits approximate their fair values. The carrying amount of long-term debt approximates its fair value due to variable rates.

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

         The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                                   DECEMBER 31,
                                                           ---------------------------
                                                              2003            2002
                                                           -----------     -----------
Net loss                                                   $     (691)     $     (343)
Accretion of redeemable preferred stock
   beneficial conversion features                                (165)           (132)
Preferred stock dividends                                        (197)           (163)
Accretion of Series C warrants                                    (52)            (38)
Deemed preferred stock dividend resulting from
   conversion of Series A preferred shares to Series
   B preferred shares                                              --            (489)
                                                           ----------      ----------
Net loss applicable to common shareholders                     (1,105)         (1,165)
                                                           ==========      ==========
Weighted  average  shares  outstanding - basic                  3,610           3,610
                                                           ==========      ==========
Net loss per share - basic                                 $    (0.31)     $   (0.32)
                                                           ==========      ==========
Weighted  average  shares  outstanding - basic                  3,610           3,610
Dilutive stock options and warrants                                --              --
                                                           ----------      ----------
Weighted  average  shares  outstanding - diluted                3,610           3,610
                                                           ==========      ==========
Net loss per share  - diluted                              $    (0.31)     $    (0.32)
                                                           ==========      ==========

         Options and warrants to purchase 1,851,063 and 1,878,063 shares of common stock and 658,387 (3,453,173 if converted to common shares, refer to Note
8) and 607,929 (3,188,526 if converted to common shares, refer to Note 8) preferred shares were excluded from dilutive stock option calculations for the year ended December 31, 2003 and 2002, respectively, as their inclusion would be antidilutive.

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

COMPREHENSIVE INCOME

         For the years ended December 31, 2003 and 2002, comprehensive loss equaled net loss.

STOCK-BASED COMPENSATION

         SFAS No. 123, Accounting for Stock- Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by Statement of Financial Accounting Standard No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                 2003             2002
                                                                 ----             ----
Net loss                                                        $(1,105)        $(1,165)
ADD:  Stock-based employee compensation expense
included in reported net loss, net of related tax effects            --              --
DEDUCT: Total stock-based employee compensation
expense determined under fair value based method for
all awards, including awards issued in prior periods which
vested in the current periods, net of related tax effects          (465)           (513)
                                                                -------         -------
Pro forma net income (loss)                                     $(1,570)        $(1,678)
                                                                =======         =======
Loss  per share:

Basic and diluted - as reported                                 $ (0.31)        $ (0.32)
                                                                =======         =======

Basic and diluted - pro forma                                   $ (0.44)        $ (0.46)
                                                                =======         =======

         The fair value of options granted in 2003 and 2002 were $57,000 and $139,000 respectively. The fair value of each option and grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2003 and 2002: dividend yield of zero; expected volatility ranging from 106% to 139% ; risk-free interest rates ranging from 2.5% to 5.21%; and an expected term of three to ten years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

         In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have a material effect on the financial condition or results of operations of the Company.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

         In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure only provisions of FIN 45 in 2003 for product warranty costs. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company currently has made no guarantees.

2. INVENTORIES

         Inventories consist of the following (in thousands):

                                         DECEMBER 31,
                                      -----------------
                                       2003       2002
                                      ------     ------
Raw materials                         $  375     $  501
Work in process                           13        107
Finished goods                            38         63
Less: Allowance for obsolescence         (47)       (59)
                                      ------     ------
                                      $  379     $  612
                                      ======     ======

         The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
Machinery and equipment                               $    2,139     $    2,633
Furniture and fixtures                                       141            194
Leasehold improvements                                       375            542
Software                                                     259            265
                                                      ----------     ----------
                                                           2,914          3,634
Less: Accumulated depreciation and amortization           (2,292)        (2,924)
                                                      ----------     ----------
                                                      $      622     $      710
                                                      ==========     ==========

         Depreciation expense was approximately $320,000 and $390,000 for the years ended December 31, 2003 and 2002, respectively.

4. ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                  DECEMBER 31,
                              -------------------
                               2003         2002
                              ------       ------
Accrued warranty              $  123       $   96
Accrued employee related         238          122
Accrued bonus                     --           55
Other                             93           66
                              ------       ------
                              $  454       $  339
                              ======       ======

5. INDEBTEDNESS

         The Company's commercial bank borrowings consist of a term loan and a revolving line of credit (the "Credit Agreement").

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

         On February 27, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the monthly principal payments decreased from $60,000 to $50,000 for February 2004, and then decrease to $30,000 from March 2004 through September 2004, with a final increase to $40,000 from October 2004 through maturity, which will fully satisfy the balance of the term loan. In addition, the maturity date was extended to March 15, 2005.

         The average interest rate for the term loan and revolving credit line for the twelve-month periods ending December 31, 2003 and 2002 was 7.13% and 7.5%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement as of December 31, 2003, there was no additional availability on the line of credit.

         As of December 31, 2003, the balances of the revolving credit and term loan are $500,000 and $420,000, respectively.

         The Company must maintain certain financial and other covenants at the end of each calendar quarter in order to draw amounts available under the revolving line of credit. As of December 31, 2003, the Company was in default of certain financial covenants contained in the Credit Agreement. The Company has, however, received a waiver from its lender regarding such noncompliance.

         As required by the renegotiated Credit Agreement, the Company will make principal payments of $440,000 on the term loan during 2004. The Company had also determined that, during 2004, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2004, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no assurance that such renegotiations will be successful.

         The following represents future amounts payable at December 31, 2003 (in thousands).

Year ended December 31,
       2004                     $    440
       2005                          480
                                --------
                                $    920
                                ========

         As described in Note 13, a final judgment was assessed against the Company related to an arbitration proceeding with Hobbs. During the three months ended September 30, 2003, the Company had $264,000 of funds garnished by Hobbs. The Company had not paid over these funds to Hobbs because of an outstanding legal challenge of the arbitration judgment. In order to address liquidity concerns in connection with the arbitration proceedings and garnishment, on September 26, 2003, three members of the Company's Board of Directors (the "Directors") loaned the Company $250,000. The short-term notes were unsecured and were to bear interest at 8% per annum, with $30,000 principal payments to commence on October 31, 2003 and continue through June 30, 2004. On October 6, 2003, the Company received a favorable ruling on its motion for relief from judgment which allowed the Company to negotiate a timetable for payment of the arbitration award to Hobbs. Therefore, on October 16, 2003, the Company repaid the $250,000 notes to the Directors in full.

6. COMMITMENTS AND CONTINGENCIES

         Leases:

         The Company leases office space, and operating facilities under operating lease arrangements. Future minimum lease payments consist of the following at December 31, 2003 (in thousands):

                                OPERATING
Year ended December 31,           LEASES
                                ---------
          2004                  $     304
          2005                        283
          2006                        227
          2007                        174
          2008                        175
          2009-2010                   261
                                ---------
                                $   1,424
                                =========

         Rent expense for the years ended December 31, 2003 and 2002 was approximately $430,000 and $450,000, respectively.

         The future minimum lease payments above include a seven year lease entered into by the Company on December 31, 2002 with a third party for a new corporate facility in Denver, Colorado. The lease commenced on April 1, 2003. In connection with this lease the Company has $90,000 in restricted cash used to secure an irrevocable standby letter of credit in the amount of $90,000 (the "LOC") with the lessor. The LOC is to be used as collateral for the completion of certain tenant improvements to this facility. The LOC had an initial expiration date of July 31, 2003, but was extended through July 31, 2004. The LOC can be extended on a yearly basis through July 31, 2009.

         Product warranty costs:

         The following is a reconciliation of the changes in the Company's product warranty liability during the years ended December 31, 2003 and 2002:

                                                           YEARS ENDED DECEMBER 31,
                                                         ---------------------------
                                                           2003               2002
                                                         --------           --------
Balance January 1                                        $     96           $     88
Warranty expenditures                                         (99)              (117)
Provision for warranty costs                                  126                125
                                                         --------           --------
Balance December 31                                      $    123           $     96
                                                         ========           ========

7. INCOME TAXES

         Income tax expense (benefit) consists of the following (in thousands):

                                        YEARS ENDED DECEMBER 31,
                                        ------------------------
                                          2003            2002
                                        -------         --------
Current tax expense (benefit)
   Federal                              $    --         $    --
   State                                     --              --
                                        -------         -------
Deferred tax expense (benefit)
   Federal                                 (221)            (93)
   State                                    (32)            (13)
                                        -------         -------
                                           (253)           (106)
                                        -------         -------
Increase in valuation allowance             253             106
                                        -------         -------
                                        $    --         $    --
                                        =======         =======

         A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                 2003                    2002
                                                 ----                    ----
                                          AMOUNT       %         AMOUNT        %
                                          ------       -         ------        -
Computed "expected" tax                  $  (235)    (34.0)%    $  (117)    (34.0)%
State income taxes, net of Federal
  income tax effect                          (34)     (5.0)%        (17)     (5.0)%
Increase in valuation allowance              253      36.6%         106      30.9%
Nondeductible expenses and other              16       2.4%          28       8.1%
                                         -------    ------      -------    ------
                                         $    --        --%     $    --        --%
                                         =======    ======      =======    ======

         Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                  DECEMBER 31,
                                                  ------------
                                             2003            2002
                                             ----            ----
Deferred tax assets:
   Net operating loss carry forwards      $    2,593      $    2,399
   Accrued liabilities                            91              73
   Allowance for doubtful accounts                11              18
   Inventory reserves                             21              23
   Depreciation and amortization                 167             124
   Deferred compensation                          17               8
   Valuation allowance                        (2,839)         (2,586)
                                          ----------      ----------
Total deferred tax assets                         61              59
                                          ----------      ----------
Deferred tax liabilities:
   Amortization of patents                        61              59
                                          ----------      ----------
Total deferred tax liabilities                    61              59
                                          ----------      ----------
Net deferred tax                          $       --      $       --
                                          ==========      ==========

         As of December 31, 2003, the Company had a net operating loss ("NOL") carryforward of approximately $6,650,000 which is available to offset future taxable income, if any through 2023. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

8. PREFERRED STOCK

Preferred Stock - Series A and Series B

         On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock (which represented all of the Company's designated and issued shares of Series A preferred stock), for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock. This beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002. In addition, the accretion recorded under the mandatory redemption feature, including the impact of the beneficial stock discount, was $17,000 for each of the years ended December 31, 2003 and 2002.

The reason for the exchange of the Series A shares for the Series B shares was to provide the Investor with a conversion rate that reflected current market price of the Company's common stock at the time of the exchange.

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

         Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. Preferred stock dividends were approximately $109,000 and $100,000 during 2003 and 2002, respectively. As of December 31, 2003, the Series B preferred shares have $55,000 accumulated dividends in arrears. Of the dividends in arrears at December 31, 2003, the Company issued a dividend payment (in kind) of 25,687 Series B preferred shares at the liquidation price of $2.15 per share in January 2004.

         Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,468,000 at December 31, 2003.

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

         Optional Redemption -- The Company maintains a one-time option to repurchase the Series B preferred stock or require the holder to convert its preferred stock, under the following terms. At any time following a 45-day consecutive trading period during which the average closing price per share of the Company's common stock is at least $5.00 per share, the Company may give notice of its intention to repurchase all of the outstanding Series B preferred shares. The holder of the Series B preferred stock shall have 30 days from receipt of the Company's repurchase notice to elect to convert their Series B preferred shares to common stock. In the event that the holder of the Series B preferred stock does not elect to convert all of their Series B preferred stock, the Company may repurchase all, but not less than all, of the remaining Series B preferred stock at the price of $4.00 per share, or 90% of the fair market value of the common stock, whichever is greater, plus any accumulated dividends, by notice to the holder of the Series B preferred stock and tendering of funds within five business days of the expiration of the Series B preferred stockholder's conversion option. The fair market value of the common stock shall be determined by the average closing price of the common stock for the five trading days prior to the date on which the Series B preferred stockholder's option to convert expires.

Preferred Stock - Series C

         On March 27, 2002, the Company authorized the issuance of 1,000 shares of Series C, convertible, redeemable, cumulative, participating, no par preferred stock ("Series C preferred stock").

         On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the warrants and the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stockholders can elect the option to redeem the Series C preferred stock. The accretion recorded for the years ending December 31, 2003 and 2002 was $148,000 and $115,000, respectively. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

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

         Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. Preferred stock dividends were approximately $88,000 and $63,000 during 2003 and 2002, respectively. As of December 31, 2003, the Series C preferred shares have accumulated dividends in arrears of $45,000. Of the dividends in arrears at December 31, 2003, the Company issued a dividend payment (in kind) of 45 Series C preferred shares at the liquidation price of $1,000 per share in January 2004.

         Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,151,000 at December 31, 2003.

         Conditional Redemption -- The Series C preferred stock is redeemable at any time after April 1, 2007 at the option of the holder of the Series C preferred stock. The redemption price is equal to $1,000 per share to the extent the Company has funds legally available for such payment. If the Company does not have funds available, at the option of the holder of the Series C preferred stock, the Series C preferred stock can be converted into a debt obligation of the Company in a form acceptable to the holder of the Series C preferred stock.

9. STOCK WARRANTS AND OPTIONS

         WARRANTS

         In connection with the Series C preferred stock transaction on March 27, 2002, the Investor received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The fair value the warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero; expected volatility of 100%; risk-free interest rate of 3.00%; and an expected term of five years.

         The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. Warrant accretion was approximately $52,000 and $38,000 during 2003 and 2002, respectively.

         On July 25, 2003, the Company issued 25,000 warrants to its commercial bank for consideration of the renegotiated Credit Agreement. The exercise price of the warrants is $1.155, and the warrants have a term of two years during which they can be exercised. The warrants issued represent debt issue costs and the value was estimated to be approximately $18,000, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 141%, risk free interest rate of 2%, and an expected term of two years. The debt issue costs are being amortized on the straight line method to interest expense over the term of the Credit Agreement (through March 15, 2004). Through December 31, 2003 the Company has amortized $11,000 to interest expense.

         Stock warrant transactions during 2003 and 2002 are summarized below:

                                                       WEIGHTED AVERAGE
                                          SHARES        EXERCISE PRICE
                                          ------        --------------
Outstanding at December 31, 2001           759,535           4.42
Granted                                    417,153           1.27
Exercised                                       --             --
Forfeited                                       --             --
                                         ---------
Outstanding at December 31, 2002         1,176,688           3.30
                                         =========
Granted                                     25,000           1.16
Exercised                                       --             --
Forfeited                                       --             --
                                         ---------
Outstanding at December 31, 2002         1,201,688           3.26
                                         =========

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

Stock option transactions of the Plans during 2003 and 2002 are summarized below:

                                                      WEIGHTED AVERAGE
                                         SHARES        EXERCISE PRICE
                                         ------        --------------
Outstanding at December 31, 2001          627,000           2.53
Granted                                   138,000           1.11
Exercised                                      --             --
Forfeited                                 (63,625)          2.44
                                         --------
Outstanding at December 31, 2002          701,375           2.25
                                         ========
Granted                                    94,000           0.69
Exercised                                      --             --
Forfeited                                (146,000)          2.95
                                         --------
Outstanding at December 31, 2003          649,375           1.87
                                         ========

         At December 31, 2003 and 2002, options were exercisable with respect to 541,653 and 493,975 shares, respectively, with exercise prices ranging from $0.60 to $6.44 and a weighted average exercise price of $2.01 and $2.49, respectively. As of December 31, 2003 the weighted average contractual life was
4.57 years.

         The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of options:

                                                                           WEIGHTED AVERAGE
                              NUMBER OF SHARES                           REMAINING CONTRACTUAL
EXERCISE PRICE RANGE            OUTSTANDING          EXERCISE PRICE              LIFE
--------------------          ----------------       --------------      ---------------------
    $0.60 - $1.50                  372,500              $  1.08                  5.62
    $2.03 - $2.94                  220,000              $  2.63                  2.96
    $3.25 - $6.44                   56,875              $  4.12                  1.54
                                    ------              -------                  ----
                                   649,375              $  1.87                  4.57
                                  ========              =======                  ====

         In October 2001, 30,000 options were granted to a non-employee consultant of the Company for services provided. These options vested over a two-year period, and are currently exercisable. Compensation expense of $11,000 and $15,000 was recorded during 2003 and 2002, respectively.

10. PROFIT SHARING PLAN

         The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. During 2001 the Company implemented a formal contribution plan. Beginning on April 1, 2001 the Company's contribution plan allowed for company matching contributions of $0.25 for every $1.00 invested by the employee in the program, limited to the first 50% of the employee's maximum contribution (capped at $5,250.00 per year). Participants vest in employer contributions at a rate of 20% per year over five years. During 2003 and 2002, no contributions were made to the Plan. Effective January 1, 2002, the Company's board of directors temporarily discontinued Company contributions to the Plan.

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

         The table below summarizes information about reported segments (in thousands):

                                                       EQUIPMENT        ARTC          CORPORATE         TOTAL
                                                       ---------        ----          ---------         -----
YEAR ENDED DECEMBER 31, 2003
Sales                                                  $  6,759      $   1,136        $    --        $  7,895
Gross profit                                              3,075             72             --           3,147
Property and equipment, net                                 132            490             --             622
Capital expenditures                                        123            116             --             239
Depreciation and amortization                                72            271             --             343
Interest expense                                             --             --            134             134
Interest income                                              --             --              5               5
OTHER SIGNIFICANT NON-CASH ITEMS:
Redeemable preferred stock dividends
   declared                                                  --             --            197             197
Accretion of preferred stock                                 --             --            217             217
YEAR ENDED DECEMBER 31, 2002
Sales                                                  $  6,606      $   1,461        $    --        $  8,067
Gross profit                                              3,286            219             --           3,505
Property and equipment, net                                 174            536             --             710
Capital expenditures                                         77            196             --             273
Depreciation and amortization                               105            315             --             420
Interest expense                                             --             --            178             178
Interest income                                              --             --              5               5
OTHER SIGNIFICANT NON-CASH ITEMS:
Transfer of equipment to inventory held
   for resale                                                15             --             --              15
Deemed preferred stock dividend
   resulting from conversion of Series A
   preferred shares to Series B preferred
   shares                                                    --             --            489             489
Redeemable preferred stock dividends
   declared                                                  --             --            163             163
Accretion of preferred stock                                 --             --            170             170

         The following information is by geographic area (in thousands):

                                    UNITED STATES   MEXICO      EUROPE    ASIA PACIFIC    MIDDLE EAST    TOTAL
                                    -------------   ------      ------    ------------    -----------    -----
YEAR ENDED DECEMBER 31, 2003
Sales                                   $ 4,287       $ 186     $  798      $ 2,552         $   72     $ 7,895
Property and equipment, net                 538          --         84           --             --         622
YEAR ENDED DECEMBER 31, 2002
Sales                                   $ 5,212       $  --     $   64      $ 2,721         $   70     $ 8,067
Property and equipment, net                 582          --        128           --             --         710

         International sales are based on where the products were shipped and where ARTC services were rendered.

12. LEGAL MATTERS

         On May 30, 2001, the Company was served with an arbitration demand from Gregg K. Hobbs ("Hobbs"), a former employee, officer and director. The arbitration demand alleged that the Company breached provisions in the original September 30, 1995 separation agreement, executed between Hobbs and the Company, and that Hobbs suffered damages in excess of $7,000,000. The parties selected a single arbitrator with the Judicial Arbiter Group ("JAG") in Denver, Colorado and after several delays a hearing was held before the arbitrator beginning on April 21, 2003. At the conclusion of the arbitration hearing, Hobbs asserted damages of $10,000,000. The arbitrator issued a "Decision and Award" on June 20, 2003, in which the arbitrator found the Company had breached certain provisions of the September 30, 1995 agreement and awarded Hobbs damages in the amount of $261,650. On July 11, 2003, as instructed by the arbitrator, the parties submitted requests for attorney fees and costs and interest. Subsequently, both parties filed pleadings opposing all or part of the other party's request for fees and costs and the Company filed an opposition to Hobbs request for interest.

         On November 17, 2003, the arbitrator made a final award in favor of Hobbs in the amount of $410,729, which includes the net amount of fees and costs awarded to Hobbs as well as interest at 8% from June 20, 2003. In response to efforts by Hobbs to confirm the June 20, 2003 award, the Company filed pleadings contesting confirmation based on irregularities in the arbitration decision and award. Following briefings and two judicial hearings, the Company and Hobbs reached a settlement on February 13, 2004, in which the Company agreed to withdraw its objections to confirmation and Hobbs agreed to accept payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004, which was paid by the Company, and monthly payments, due on the last day of the month, of approximately $19,000 from March through November of 2004, plus interest at 8%. The payment schedule and terms call for additional penalties of up to $30,000 against the Company in the event a payment is not timely received by Hobbs. As of December 31, 2003, the Company had an outstanding liability to Hobbs of $426,000, which includes the arbitration award and accrued interest through December 31, 2003.

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

         On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied allegations of the complaint with respect to the infringement of any copyrights held by Hobbs and on June 23, 2003 the Company asserted a counter-claim against Hobbs for copyright infringement, alleging that Hobbs had sold his HALT and HASS related intellectual property to the Company for valuable consideration. On November 3, 2003 the Company filed a motion for partial summary judgment, which the court has not yet ruled on. The Company and Hobbs have engaged in discovery; however, Hobbs has sought to avoid or postpone his deposition by the Company's attorneys on three separate occasions, most recently by stating that Hobbs' medical condition precludes him from giving an accurate or useful deposition at this time. The case has been set to go to trial in June 2004. The Company intends to contest the case vigorously; however, no guarantee can be given to the ultimate outcome or the ultimate amount of the damages, if any.

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

  10.12     Loan and Security Agreement dated December 22, 1998, by and between
            QualMark Corporation and U.S. Bank National Association.(4)

  10.13 Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.(4)

  10.14     Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association.(5)

 EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
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

   10.22     Series C Preferred Stock Purchase Agreement dated March 27, 2002
             (11)

   10.23     Series C Preferred Stock Certificate of Designations (11)

   10.24     Series B Preferred Stock Certificate of Designations (11)

   10.25     Fifth Amendment to Promissory Notes and Eighth Amendment to Loan
             Agreement dated January 23, 2003 by and between QualMark and U.S.
             Bank National Association.(12)

   10.25(b)  Sixth Amendment to Promissory Notes and Ninth Amendment to Loan
             Agreement dated July 25, 2003 by and between QualMark and U.S. Bank
             National Association(13)

   10.26     Irrevocable Letter of Credit issued to Catellus Development
             Corporation (12)

   10.26(b)  Warrant agreement to purchase 25,000 shares of Common Stock dated
             July 25, 2003 (13)

   10.27     Seventh Amendment to Promissory Notes and Tenth Amendment to Loan
             Agreement dated February 27, 2004 by and between QualMark and U.S.
             Bank National Association.

 EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
   10.28     Settlement Agreement and Payment Schedule dated February 13, 2004, by and between QualMark Corporation and Gregg K. Hobbs.

   14        Director and Officer Code of Ethics

   23.1      Consent of Gelfond Hochstadt Pangburn, P.C.

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

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.