Form 10QSB
period 2004-03-31
QUALMARK CORP
filed 2004-05-14
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2004
                               ------------------------------------------------

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

                Colorado                                       84-1232688
-------------------------------------------                 -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

    4580 Florence Street, Denver, CO                              80238
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number)                      (303) 254-8800
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

The number of shares of no par value common stock outstanding at May 13, 2004 is 3,610,092.

         Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                     FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED    MONTHS ENDED
                                                       MARCH 31,        MARCH 31,
                                                          2004            2003
                                                     -------------    -------------
Net revenue                                          $       2,849    $       1,334
Cost of sales                                                1,400              924
                                                     -------------    -------------
    Gross profit                                             1,449              410

Selling, general and administrative expenses                 1,023              550
Research and development expenses                              160              170
                                                     -------------    -------------
   Income (loss) from operations                               266             (310)

Other expense:
    Interest, net                                              (23)             (32)
                                                     -------------    -------------

Net income (loss)                                    $         243    $        (342)
                                                     =============    =============


Net income (loss)  per share - basic and diluted     $        0.04    $       (0.12)

Weighted average number of common shares - basic         3,610,000        3,610,000

Weighted average number of common shares - diluted       3,747,000        3,610,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                         MARCH 31, 2004  DECEMBER 31, 2003
                                                                         -------------   ------------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash                                                                    $         587    $         442
  Trade accounts receivable, net of allowance for
     doubtful accounts of $40 and $28 at March 31,
      2004 and December 31, 2003, respectively                                    2,406            2,119
  Inventories, net                                                                  396              379
  Other current assets                                                               66               35
                                                                          -------------    -------------
    Total current assets                                                          3,455            2,975

  Property and equipment, net                                                       561              622
  Restricted cash                                                                    90               90
  Other assets                                                                       95               94
                                                                          -------------    -------------
                                                                          $       4,201    $       3,781
                                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                        $       1,076    $         858
  Accrued arbitration settlement                                                    146              426
  Accrued expenses, other                                                           780              450
  Deferred revenue                                                                   49               --
  Current portion of long-term debt                                                 780              440
                                                                          -------------    -------------
    Total current liabilities                                                     2,831            2,174

  Long-term debt                                                                     --              480
                                                                          -------------    -------------
     Total liabilities                                                            2,831            2,654
                                                                          -------------    -------------

Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares authorized
(Note 7):
     692,951 designated as Series B, 657,235 shares (2004) and 631,549 (2003)
     shares issued and outstanding, liquidation preference of $1,442 (2004)
                                                                                  1,402            1,369
     2,000 designated as Series C, 1,151 shares (2004) and 1,106 shares (2003)
     Issued and outstanding, liquidation preference of $1,174 (2004)
                                                                                    576              503
Shareholders' deficit:
  Common stock; no par value; 15,000,000 shares authorized;
      3,610,092 shares issued and outstanding                                     7,338            7,444
  Accumulated deficit                                                            (7,946)          (8,189)
                                                                          -------------    -------------
     Total shareholders' deficit                                                   (608)            (745)
                                                                          -------------    -------------
                                                                          $       4,201    $       3,781
                                                                          =============    =============


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               FOR THE THREE    FOR THE THREE
                                                               MONTHS ENDED     MONTHS ENDED
                                                                 MARCH 31,        MARCH 31,
                                                                   2004              2003
                                                               -------------    -------------
Cash Flows From Operating Activities:
Net income (loss)                                              $         243    $        (342)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                         74               93
    Decrease in inventory reserve                                         --               (8)
    Provision for bad debts                                               12                8
    Warrants and stock option expense                                      7                3
Change in assets and liabilities:
    Trade accounts receivable                                           (299)             189
    Inventories                                                          (17)              21
    Other assets                                                         (35)            (130)
    Accounts payable and accrued expenses                                541             (133)
    Accrued arbitration settlement                                      (280)              --
    Deferred revenue                                                      49               --
                                                               -------------    -------------
        Net cash provided by (used in) operating activities              295             (299)

Cash Flows From Investing Activities:
Acquisition of property and equipment                                    (10)             (66)
                                                               -------------    -------------
    Net cash used in investing activities                                (10)             (66)


Cash Flows From Financing Activities:
Payments on borrowings                                                  (140)            (165)
                                                               -------------    -------------
    Net cash used in financing activities                               (140)            (165)

Net increase (decrease) in cash                                          145             (530)
Cash and cash equivalents at beginning of period                         442            1,288
                                                               -------------    -------------
Cash and cash equivalents at end of period                     $         587    $         758
                                                               =============    =============

Supplemental Disclosure:
Interest paid                                                  $          17    $          33

Non-Cash Investing and Financing Activities:
Preferred stock dividends                                      $          52    $          48
Accretion of preferred stock                                   $          54    $          54

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

NOTE 1 - Business and Summary of Significant Accounting Policies

Financial Presentation

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2004 are not necessarily indicative of results for the remainder of 2004. Amounts at December 31, 2003 are derived from the Company's audited financial statements.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted with exercise prices equal to or greater than the quoted market price. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                                  THREE MONTHS ENDED
                                                          MARCH 31, 2004    MARCH 31, 2003
                                                          --------------    --------------
Net income (loss)                                          $         243    $        (342)
ADD:  Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                                --               --
DEDUCT: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                                  (76)            (115)
                                                           -------------    -------------

Pro forma net income (loss)                                $         167    $        (457)
                                                           =============    =============

Income (loss)  per share:

Basic and diluted - as reported                            $        0.04    $       (0.12)
                                                           =============    =============

Basic and diluted - pro forma                              $        0.02    $       (0.15)
                                                           =============    =============

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

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                     MARCH 31,       DECEMBER 31,
                                       2004              2003
                                  --------------    --------------
Raw materials                     $          369    $          375
Work in process                               21                13
Finished goods                                53                38
Less: Allowance for obsolescence             (47)              (47)
                                  --------------    --------------
                                  $          396    $          379
                                  ==============    ==============

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2003 Form 10-KSB, Financial Statement Note 5.

On February 27, 2004, the Company renegotiated its Credit Agreement. Among other changes, the monthly principal payments decreased from $60,000 to $50,000 for February 2004, and then decrease to $30,000 from March 2004 through September 2004, with a final increase to $40,000 from October 2004 through maturity. In addition, the maturity date was extended to March 15, 2005.

On April 20, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the revolving line of credit was increased from $500,000 to $1,000,000.

The average interest rate for the three-month periods ended March 31, 2004 and 2003, for the term loan and revolving credit line was 7.00% and 7.50%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. As of March 31, 2004, the balances of the revolving credit and term loan are $500,000 and $280,000, respectively. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of March 31, 2004 there was $500,000 of additional availability on the line of credit.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the three months ended March 31,2004, the Company was in compliance with its financial covenants.

The Company had also determined that, during 2004, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2004, the Company expects to begin negotiating with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

NOTE 4 -Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The calculation of basic and diluted loss per share is as follows (in thousands, except per-share amounts):

Basic and diluted loss per share computation:

                                                                               THREE MONTHS ENDED
                                                                       MARCH 31, 2004     MARCH 31, 2003
                                                                       ---------------    ---------------
                 Net income (loss)                                     $           243    $          (342)
                 Accretion of redeemable preferred stock and
                 preferred stock dividends                                        (106)              (102)
                                                                       ---------------    ---------------

                 Net income (loss) available to common
                 shareholders                                          $           137    $          (444)
                                                                       ===============    ===============

                 Weighted average shares outstanding - basic                     3,610              3,610
                                                                       ===============    ===============

                 Net income (loss) per share - basic                   $          0.04    $         (0.12)
                                                                       ===============    ===============

                 Weighted average shares outstanding - basic                     3,610              3,610

                 Dilutive stock options and warrants                               137                 --
                                                                       ---------------    ---------------

                 Weighted average shares outstanding - diluted                   3,747              3,610
                                                                       ===============    ===============

                 Net income (loss) per share -diluted                  $          0.04    $         (0.12)
                                                                       ===============    ===============

Options and warrants to purchase 1,842,388 shares of common were included in the dilutive stock option calculation for the three month period ended March 31, 2004 using the treasury stock method and resulted in a net share increase of 137,000 shares. The effect of possible conversions of preferred stock to common stock (3,522,698 if converted to common shares, refer to Note 8) were excluded from the dilutive stock option calculation for the three month period ended March 31, 2004, as their inclusion would be anti-dilutive.

Options and warrants to purchase 1,887,063 shares of common stock and the possible conversions of preferred stock to common stock (3,252,723 if converted to common shares, refer to Note 8) were excluded from the dilutive stock option calculation for the three month period ended March 31, 2003, as their inclusion would be antidilutive.


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

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for the fiscal year ended 2003 and there are no inter-segment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on revenue or gross profit. All operating revenues and expenses are allocated to business segments in determining their gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands) as of and for the three months ended March 31, 2004 and 2003:

                                                                       EQUIPMENT          ARTC            TOTAL
                                                                     -------------   -------------    -------------
                 THREE MONTHS ENDED MARCH 31, 2004
                 Net revenue                                         $       2,548   $         301    $       2,849
                 Gross profit                                                1,402              47            1,449
                 Property and equipment, net                                   126             435              561

                 THREE MONTHS ENDED MARCH 31, 2003
                 Net revenue                                         $       1,078   $         256    $       1,334
                 Gross profit                                                  432             (22)             410
                 Property and equipment, net                                   101             589              690


The following information is by geographic area (in thousands) as of and for the three months ended March 31, 2004 and 2003:

                                                  UNITED                                    ASIA         MIDDLE
                                                  STATES        MEXICO        EUROPE       PACIFIC         EAST          TOTAL
                                               -----------   -----------   -----------   -----------   -----------   -----------
THREE MONTHS ENDED MARCH 31, 2004
Sales                                          $       709   $       174   $       648   $     1,293   $        25   $     2,849
Property and equipment, net                            541            --            20            --            --           561

THREE MONTHS ENDED MARCH 31, 2003
 Sales                                         $       958            --   $       376            --            --   $     1,334
 Property and equipment, net                           578            --           112            --            --           690

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

There is no provision for income taxes for the three months ended March 31, 2004 as the Company anticipates that its net operating loss carryforward will offset any ordinary taxable income for the year ended December 31, 2004.

Refer to the Company's 2003 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2003 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

Preferred Stock - Series B  ("Series B preferred stock")

     The holder of the Series B preferred stock has various rights and preferences as follows:

     Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series B preferred stockholder can elect the option to redeem the Series B preferred stock. The accretion recorded for the three months ended March 31, 2004 and 2003 was $4,000 for each period.

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

     Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2004 and 2003, $29,000 and $26,000 of dividends were accrued, respectively. As of March 31, 2004, the Series B preferred shares have $29,000 of accumulated dividends in arrears. Of the dividends in arrears at March 31, 2004, the Company anticipates a dividend payment (in kind) of 13,232 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2004.

     Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,442,000 at March 31, 2004.

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


Preferred Stock - Series C  ("Series C preferred stock")

The holder of the Series C preferred stock have various rights and preferences as follows:

     Conversion --The Investor may convert its Series C preferred stock into shares of the Company's common stock at any time. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended March 31, 2004 and 2003 was $37,000 for each period.

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

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2004 and 2003, $23,000 and $22,000 of dividends were accrued, respectively. As of March 31, 2004, the Series C preferred shares accumulated dividends in arrears of $23,000. Of the dividends in arrears at March 31, 2004, the Company anticipates a dividend payment (in kind) of 23 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2004.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,174,000 at March 31, 2004.

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

     Warrants

     In connection with the Series C preferred stock transaction, the Investor received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded during the three months ended March 31, 2004 and 2003 was $13,000 for each period.

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

     On November 17, 2003, the arbitrator made a final award in favor of Hobbs in the amount of $410,729, which includes the net amount of fees and costs awarded to Hobbs as well as interest at 8% from June 20, 2003. In response to efforts by Hobbs to confirm the June 20, 2003 award, the Company filed pleadings contesting confirmation based on irregularities in the arbitration decision and award. Following briefings and two judicial hearings, the Company and Hobbs reached a settlement on February 13, 2004, in which the Company agreed to withdraw its objections to confirmation and Hobbs agreed to accept payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004, which was paid by the Company, and monthly payments, due on the last day of the month, of approximately $19,000 from March through November of 2004, plus interest at 8%. The payment schedule and terms call for additional penalties of up to $30,000 against the Company in the event a payment is not timely received by Hobbs. As of March 31, 2004, the Company had been timely with its payments, and had an outstanding liability to Hobbs of $146,000, which includes the arbitration award and accrued interest through March 31, 2004.

     On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied all allegations of the complaint and on June 23, 2003 the Company asserted a counter-claim against Hobbs seeking damages for copyright infringement, alleging that Hobbs had sold all of his HALT and HASS related intellectual property to the

Company in 1994 for valuable consideration. On November 3, 2003 the Company filed a motion for partial summary judgment, which the court has not yet ruled on. The Company and Hobbs have completed discovery. The case has been set for a jury trial in June 2004. The Company intends to contest the case vigorously and believes it has valid and substantial defenses and a meritorious counter-claim; however, no guarantee can be given to the ultimate outcome or the amount of the damages, if any, that either party may be awarded.


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


Three Months Ended March 31, 2004 Compared With Three Months Ended March 31,
2003

Revenue

Net revenue increased $1,515,000 or 113.6% from $1,334,000 in the three months ended March 31, 2003 to $2,849,000 for the three months ended March 31, 2004.

Equipment Revenue

     Equipment revenue increased $1,470,000 or 136.4% from $1,078,000 in the three-month period ended March 31, 2003 to $2,548,000 in the three months ended March 31, 2004. The number of OVS units sold in the first quarter 2004 increased 157.1% over the first quarter 2003. The increase in sales for the quarter ended March 31, 2004 is primarily a direct result of the Company's aggressive pursuit of international sales and a slight improvement in the domestic economy in the last half of 2003, continuing into the first quarter 2004. Of the total units sold, international system sales increased 366.7% over the same period in 2003. The Company continues to be cautiously optimistic in regards to a slowly recovering economy through the remainder of 2004, as a result, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as pursuing the used/refurbish equipment line of business. The demand for used equipment has enabled the Company to help stimulate its domestic sales. QualMark utilizes fifteen independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its used/refurbish equipment sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

     Test center revenue increased $45,000 or 17.6% from $256,000 in the three-month period ended March 31, 2003 to $301,000 in the three months ended March 31, 2004. The Company operated four test centers in the U.S., maintained four domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe during the three months ended March 31, 2004, versus four test centers operations in the U.S., one strategic domestic agreement test center operation, and four strategic agreement test centers in Europe during the same period in 2003. The Company primarily attributes the increase in test center revenue to an improved domestic test center economy and an increase in testing volume in the strategic domestic test centers. Under the domestic and international strategic agreement test centers, the Company does not have a continuing obligation under any of the agreements. The Company also continues to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness; however, the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the three months ended March 31, 2004 was 50.9%. This compares to a gross margin of 30.7% for the three months ended March 31, 2003. The increase in gross margin for the three-month period is primarily due to the 157% increase in OVS units sold and an increase in volume for the Company's test center line of business.

Operating Expenses

Total operating expenses increased $463,000 or 64.3% to $1,183,000 for the three months ended March 31, 2004 from $720,000 for the three months ended March 31, 2003.

Selling, general and administrative expenses increased $473,000 or 86.0% to $1,023,000 in the three months ended March 31, 2004 from $550,000 for the three months ended March 31, 2003. A large component of selling, general, and administrative expenses are sales and marketing expenses, which increased 128.4% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in sales and marketing expenses is attributed to the Company's significant increase in sales and the investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs. QualMark continues to monitor and identify ways to reduce operating expenditures. Currently, the Company's infrastructure and systems have been set up and redesigned to prepare for an increase in sales demand with a minimal increase in selling, general, and administrative costs.

Research and development costs decreased $10,000 or 5.9% to $160,000 for the three months ended March 31, 2004 from $170,000 for the three months ended March 31, 2003. The decrease is primarily attributed to a reduction of research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters. During 2003, the Company's research and development department completed an overall "vibration core" product redesign. The design changes have improved reliability, increased the ease of manufacturing, and increased usability for our customers.

Interest Expense

Interest expense decreased $9,000 or 28.2% to $23,000 for the three months ended March 31, 2004 from $32,000 for the three months ended March 31, 2003. The decrease is primarily attributed to the continued payment of the outstanding commercial bank debt, which decreased approximately $665,000 from March 31, 2003 to March 31, 2004.

Liquidity and Capital Resources

During the three months ended March 31, 2004, the Company generated $295,000 of cash from operating activities, invested $10,000 for equipment, and repaid $140,000 of commercial bank borrowings. Together, these activities resulted in a cash increase of $145,000, for an ending balance of $587,000 at March 31, 2004. During the three months ended March 31, 2003, the Company used $299,000 of cash from operating activities, invested $66,000 for equipment, and repaid $165,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $530,000, for an ending balance of $758,000 at March 31, 2003.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

On February 27, 2004, the Company renegotiated its Credit Agreement, among other changes, the monthly principal payments decreased from $60,000 to $50,000 for February 2004, and then decrease to $30,000 from March 2004 through September 2004, with a final increase to $40,000 from October 2004 through maturity. In addition, the maturity date was extended to March 15, 2005.

On April 20, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the revolving line of credit was increased from $500,000 to $1,000,000.

The average interest rate for the three-month periods ended March 31, 2004 and 2003, for the term loan and revolving credit line was 7.00% and 7.50%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. As of March 31, 2004, the balances of the revolving credit and term loan are $500,000 and $280,000, respectively. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of March 31, 2004 there was $500,000 of additional availability on the line of credit.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the three months ended March 31, 2004, the Company was in compliance with its financial covenants. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement, the Company is making monthly principal payments of $30,000 on the term loan. The Company had also determined that, during 2004, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. For the three months ended March 31, 2004, the Company has been unable to make any additional payments to reduce the revolving line of credit. The Company can not give any guarantee on its ability to make additional payments to the revolving line of credit for the remainder of 2004. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2004, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2004 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2004. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and $1,000,000 revolving credit line provide adequate capital resources to fund its operations, 2004 debt repayments, and working capital needs, through at least the end of the first quarter of 2005. The Company's inability to modify or replace its debt when it comes due on March 15, 2005, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While their can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

Recently Issued Accounting Pronouncements

Refer to Note 1 of the Financial Statements.

Business Environment

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Suppliers

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

International Operations

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Intellectual Property

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Legal Proceedings

Refer to Note 8 of the Financial Statements.

Government Regulation

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Nasdaq Market Listing

Refer to the 2003 Form 10KSB, Market for Common Equity and Related Stockholder Matters, Item 5.

Critical Accounting Policies and Estimates

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.


Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $780,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2004 would be an annual increase or decrease of approximately $7,800 in interest expense for a twelve-month period.


Item 4.


                             CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.



                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 8 of the Financial Statements.

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits - See Index to Exhibits

     (b)  Reports on Form 8-K during the quarter ended March 31, 2004:

          On February 18, 2004, the Company issued a press release announcing its earnings for the year ended December 31, 2003.

          On January 6, 2004 the Company filed Form 8-K relating to the December 31, 2003 resignation of Mr. Robert Gill, a member of the Registrant's Board of Directors. Mr. Gill has served the Company for many years and is retiring from service.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QualMark Corporation

Date:  May 14, 2004                    By: /s/ CHARLES D. JOHNSTON
      --------------                       ------------------------------------
                                           Charles D. Johnston President, Chief
                                           Executive Officer

Date:  May 14, 2004                    By: /s/ ANTHONY A. SCALESE
      --------------                       ------------------------------------
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

    10.12 Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National
               Association.(4)

    10.13 Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.(4)

    10.14 Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association.(5)

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
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

    10.26      Irrevocable Letter of Credit issued to Catellus Development
               Corporation (12)

    10.26 (b)  Warrant agreement to purchase 25,000 shares of Common Stock dated
               July 25, 2003 (13)

    10.27      Seventh Amendment to Promissory Notes and Tenth Amendment to Loan
               Agreement dated February 27, 2004 by and between QualMark and U.S. Bank National Association. (14)

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------

    10.28      Settlement Agreement and Payment Schedule dated February 13,
               2004, by and between QualMark Corporation and Gregg K. Hobbs.
               (14)

    10.29      Eighth Amendment to Promissory Notes and Eleventh Amendment to
               Loan Agreement dated April 20, 2004 by and between QualMark and
               U.S. Bank National Association.

    14         Director and Officer Code of Ethics (14)

    31.1       CEO Certification of Section 302 of the Sarbanes-Oxley Act of
               2002

    31.2       CFO Certification of Section 302 of the Sarbanes-Oxley Act of
               2002

    32         Certifications of Section 906 of the Sarbanes-Oxley Act of 2002


----------

(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3) Incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4) Incorporated by reference from the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-KSB for the year ended December 31, 2003.