Form 10QSB
period 2004-06-30
QUALMARK CORP
filed 2004-08-13
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2004
                               -------------------------------------------------
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from                      to
                              ---------------------   --------------------------
Commission file number              0-28484
                       ---------------------------------------------------------

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                   Colorado                                        84-1232688
--------------------------------------------                 -------------------
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    4580 Florence Street, Denver, CO                                80238
--------------------------------------------                 -------------------
  (Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number)                  (303) 254-8800
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

The number of shares of no par value common stock outstanding at August 12, 2004 is 3,610,092.

    Transitional Small Business Disclosure Format (check one): [   ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                         FOR THE THREE      FOR THE THREE     FOR THE SIX       FOR THE SIX
                                                         MONTHS ENDED       MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                           JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,
                                                             2004               2003             2004              2003
                                                         ----------------------------------------------------------------------
        Net revenue                                       $     3,210       $     1,977       $     6,059       $     3,310
        Cost of sales                                           1,730             1,154             3,131             2,077
                                                         ----------------------------------------------------------------------
            Gross profit                                        1,480               823             2,928             1,233
        Selling, general and administrative expenses              773               590             1,727             1,141
        Research and development expenses                         177               159               337               329
        Arbitration and associated legal expenses                 145               536               213               536
                                                         ----------------------------------------------------------------------
           Income (loss) from operations                          385              (462)              651              (773)
        Other expense:
            Interest, net                                         (27)              (25)              (50)              (57)
                                                         ----------------------------------------------------------------------
        Income (loss) before income taxes                         358              (487)              601              (830)
        Provision for income taxes                                 (6)               --                (6)               --
                                                     ----------------------------------------------------------------------
        Net income (loss)                                 $       352       $      (487)      $       595       $      (830)
                                                     ======================================================================
        Net income (loss) per share - basic               $      0.07       $     (0.16)      $      0.11       $     (0.29)

        Net income (loss) per share - diluted             $      0.04       $     (0.16)      $      0.07       $     (0.29)

        Weighted average number of common shares -          3,610,000         3,610,000         3,610,000         3,610,000
        basic

        Weighted average number of common shares -          7,283,000         3,610,000         7,198,000         3,610,000
        diluted

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                             JUNE 30, 2004   DECEMBER 31, 2003
                                                                             ---------------------------------
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash                                                                                $376                $442
  Trade accounts receivable, net of allowance for
     doubtful accounts of $49 and $28 at June 30,
      2004 and December 31, 2003, respectively                                       2,658               2,119
  Inventories, net                                                                     540                 379
  Other current assets                                                                 119                  35
                                                                             ---------------------------------
    Total current assets                                                             3,693               2,975

  Property and equipment, net                                                          537                 622
  Restricted cash                                                                       90                  90
  Other assets                                                                          89                  94
                                                                             ---------------------------------
                                                                                    $4,409              $3,781
                                                                             =================================
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                  $1,225                $858
  Accrued arbitration settlement                                                        94                 426
  Accrued expenses, other                                                              678                 450
  Current portion of long-term debt                                                    690                 440
                                                                             ---------------------------------
    Total current liabilities                                                        2,687               2,174

  Long-term debt                                                                        --                 480
                                                                             ---------------------------------
     Total liabilities                                                               2,687               2,654
                                                                             =================================
Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares authorized
  (Note 7): 692,951 designated as Series B, 657,236 shares
  (2004) and 631,549 (2003) shares issued and outstanding,
  liquidation preference of $1,470 (2004)                                            1,435               1,369

  2,000 designated as Series C, 1,151 shares (2004) and 1,106 shares
  (2003) Issued and outstanding, liquidation preference of $1,198 (2004)               650                 503

Shareholders' deficit:
  Common stock; no par value; 15,000,000 shares authorized;
      3,610,092 shares issued and outstanding                                        7,231               7,444
  Accumulated deficit                                                               (7,594)             (8,189)
                                                                             ---------------------------------
     Total shareholders' deficit                                                      (363)               (745)
                                                                             ---------------------------------
                                                                                    $4,409              $3,781
                                                                             =================================


    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                        FOR THE SIX   FOR THE SIX
                                                                       MONTHS ENDED   MONTHS ENDED
                                                                       JUNE 30, 2004  JUNE 30, 2003
                                                                       ----------------------------

Cash Flows From Operating Activities:
Net income (loss)                                                            $   595       $  (830)
Adjustments to reconcile net income (loss) to net cash
provided by (used in)
 operating activities:
    Depreciation and amortization                                                146           183
    Gain on disposal of equipment                                                 --            (4)
    Decrease in inventory reserve                                                 --            (8)
    Provision for bad debts                                                       21             1
    Warrants and stock option expense                                              7             7
Change in assets and liabilities:
    Trade accounts receivable                                                   (560)         (356)
    Inventories                                                                 (161)          209
    Other assets                                                                 (84)         (164)
    Accounts payable and accrued expenses                                        588           655
    Accrued arbitration settlement                                              (332)           --
                                                                      ----------------------------
        Net cash provided by (used in) operating activities                      220          (307)

Cash Flows From Investing Activities:
Acquisition of property and equipment                                            (56)         (152)
 Sale of property and equipment                                                   --            11
                                                                      ----------------------------
    Net cash used in investing activities                                        (56)         (141)


Cash Flows From Financing Activities:
Payments on borrowings                                                          (230)         (330)
                                                                      ----------------------------
    Net cash used in financing activities                                       (230)         (330)

Net decrease in cash                                                             (66)         (778)
Cash and cash equivalents at beginning of period                                 442         1,288
                                                                      ----------------------------
Cash and cash equivalents at end of period                                   $   376       $   510
                                                                      ============================
Supplemental Disclosure:
Interest paid                                                                $    45       $    65

Non-Cash Investing and Financing Activities:
Preferred stock dividends                                                    $   105       $    97
Accretion of preferred stock                                                 $   108       $   108
Transfer of equipment to inventory held for resale                               $--       $     1

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

The interim financial data as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2004 are not necessarily indicative of results for the remainder of 2004. Amounts at December 31, 2003 are derived from the Company's audited financial statements.

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

                                           THREE MONTHS ENDED               SIX MONTHS ENDED

                                      JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004    JUNE 30, 2003
                                      -------------------------------------------------------------
Net income (loss)                         $   352        $  (487)       $   595        $    (830)

ADD:  Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                    --             --             --               --

DEDUCT: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                       (73)          (119)          (149)            (235)
                                      -------------------------------------------------------------
Pro forma net income (loss)               $   279        $  (606)       $   446        $  (1,065)
                                      =============================================================
Income (loss)  per share:
Basic -  as reported                      $  0.07       $  (0.16)      $   0.11        $   (0.29)
                                      =============================================================
Diluted - as reported                     $  0.04       $  (0.16)      $   0.07        $   (0.29)
                                      =============================================================
Basic - pro forma                         $  0.05       $  (0.20)      $   0.07        $   (0.35)
                                      =============================================================
Diluted - pro forma                       $  0.02       $  (0.20)      $   0.03        $   (0.35)
                                      =============================================================

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                        JUNE 30,     DECEMBER 31,
                                         2004          2003
                                      --------------------------
   Raw materials                      $  490          $   375
   Work in process                        47               13
   Finished goods                         50               38
   Less: Allowance for                   (47)             (47)
   obsolescence
                                      ------          -------
                                      $  540          $   379
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

The average interest rate for the six-month period ended June 30, 2004 and 2003, for the term loan and revolving credit line was 7.00% and 7.25%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. As of June 30, 2004, the balances of the revolving credit and term loan are $500,000 and $190,000, respectively. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of June 30, 2004 there was $500,000 of additional availability on the line of credit.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the three and six months ended June 30, 2004, the Company was in compliance with its financial covenants.

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

NOTE 4  - Income (Loss) Per Share

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

The calculation of basic and diluted loss per share is as follows (in thousands, except per-share amounts):

Basic and diluted loss per share computation:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED

                                              JUNE 30, 2004     JUNE 30, 2003    JUNE 30, 2004     JUNE 30, 2003
                                              ------------------------------------------------------------------
Net income (loss)                               $   352           $  (487)          $   595           $  (830)
Accretion of redeemable preferred
stock and preferred stock dividends                (108)             (103)             (213)             (205)
                                              ------------------------------------------------------------------
Net income (loss) available to common
shareholders                                    $   244           ($  590)          $   382           $(1,035)
                                              ==================================================================
Weighted average shares outstanding -
basic                                             3,610             3,610             3,610             3,610
                                              ==================================================================
Net income (loss) per share - basic             $  0.07           $ (0.16)          $  0.11           $ (0.29)
                                              ==================================================================
Weighted average shares outstanding -
basic                                             3,610             3,610             3,610             3,610

Dilutive stock options and warrants                 150                --               135                --
Convertible preferred stock                       3,523                --             3,453                --
                                              ------------------------------------------------------------------
Weighted average shares outstanding -
diluted                                           7,283             3,610             7,198             3,610
                                              ==================================================================
Net income (loss) per share - diluted           $  0.04           $ (0.16)          $  0.07           $ (0.29)
                                              ==================================================================


Options and warrants to purchase 1,883,888 shares of common stock were included in the dilutive stock option calculation for the three and six month period ended June 30, 2004 using the treasury stock method, which resulted in a net share increase of 150,000 shares and 135,000 shares, respectively. The effect of conversions for the three and six month period ended June 30, 2004 of preferred stock to common stock was 3,522,698 and 3,453,173, respectively, using the if converted method. Dividends applicable to convertible preferred stock of $189,000 and $298,000 for the three and six months ended June 30, 2004 were added back to net income to determine diluted net income per share. (refer to Note 7).

Options and warrants to purchase 1,873,563 shares of common stock and 632,655 (3,318,212 if converted to common shares, refer to Note 7) preferred shares were excluded from dilutive stock option calculations for the three and six month periods ended June 30, 2003, as their inclusion would be antidilutive.

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

The tables below summarize information about reported segments (in thousands) as of and for the three and six months ended June 30, 2004 and 2003:

                                         EQUIPMENT         ARTC            TOTAL
                                         ---------------------------------------
THREE MONTHS ENDED JUNE 30, 2004
Net revenue                               $2,870          $  340          $3,210
Gross profit                               1,380             100           1,480
Property and equipment, net                  137             400             537

THREE MONTHS ENDED JUNE 30, 2003
Net Revenue                               $1,701          $  276          $1,977
Gross profit                                 805              18             823
Property and equipment, net                  148             538             686

                                         EQUIPMENT         ARTC            TOTAL
                                         ---------------------------------------
SIX MONTHS ENDED JUNE 30, 2004
Net revenue                             $5,418          $  641           $6,059
Gross profit                             2,782             146            2,928
Property and equipment, net                137             400              537

SIX MONTHS ENDED JUNE 30, 2003
Net Revenue                             $2,779          $  531           $3,310
Gross profit                             1,238              (5)           1,233
Property and equipment, net                148             538              686


The following information is by geographic area (in thousands) as of and for the three and six months ended June 30, 2004 and 2003:

                                      UNITED                         ASIA       MIDDLE
                                      STATES   MEXICO     EUROPE    PACIFIC      EAST      TOTAL
                                     -------  -------     ------    -------     ------     -----
THREE MONTHS ENDED JUNE 30, 2004
Sales                                $1,749        --     $  171     $1,248     $   42     $3,210
Property and equipment, net             528        --          9         --         --        537

THREE MONTHS ENDED JUNE 30, 2003
Sales                                $  861        --     $  212     $  904         --     $1,977
Property and equipment, net             590        --         96         --         --        686


                                      UNITED                         ASIA       MIDDLE
                                      STATES   MEXICO     EUROPE    PACIFIC      EAST      TOTAL
                                     -------  -------     ------    -------     ------     -----
SIX MONTHS ENDED JUNE 30, 2004
Sales                                $2,458   $   174     $  820     $2,540     $   67     $6,059
Property and equipment, net             528        --          9         --         --        537

SIX MONTHS ENDED JUNE 30, 2003
Sales                                $1,818        --     $  588     $  904         --     $3,310
Property and equipment, net             590        --         96         --         --        686


International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the three months ended June 30, 2004 the Company recorded a $6,000 provision for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended December 31, 2004, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2004.

Refer to the Company's 2003 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2003 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

Preferred Stock - Series B  ("Series B preferred stock")

    The holder of the Series B preferred stock has various rights and preferences as follows:

    Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series B preferred stockholder can elect the option to redeem the Series B preferred stock. The accretion recorded for the three and six months ended June 30, 2004 and 2003 was $4,000 and $8,000, respectively, for each period

    Anti-Dilution Protection -- The Series B preferred stock conversion ratio is subject to adjustment, calculated in accordance with the Company's articles of incorporation, if the Company issues securities at a price per share that is less than the current conversion ratio of the Series B preferred stock.

    Voting -- The Series B preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

    Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2004 and 2003, $29,000 and $27,000 of dividends were accrued, respectively. During the six months ended June 30, 2004 and 2003, $58,000 and $53,000 of dividends were accrued, respectively. As of June 30, 2004, the Series B preferred shares have $58,000 of accumulated dividends in arrears. Of the dividends in arrears at June 30, 2004, the Company anticipates a dividend payment (in kind) of 26,731 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2004.

    Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,470,000 at June 30, 2004.

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

Preferred Stock - Series C  ("Series C preferred stock")

The holder of the Series C preferred stock have various rights and preferences as follows:

    Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three and six months ended June 30, 2004 and 2003 was $37,000 and $74,000, respectively, for each period.

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

    Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2004 and 2003, $24,000 and $22,000 of dividends were accrued, respectively. During the six months ended June 30, 2004 and 2003, $47,000 and $44,000 of dividends were accrued, respectively. As of June 30, 2004, the Series C preferred shares accumulated dividends in arrears of $47,000. Of the dividends in arrears at June 30, 2004, the Company anticipates a dividend payment (in kind) of 47 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2004.

    Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,198,000 at June 30, 2004.

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

    Warrants

    In connection with the Series C preferred stock transaction, the Series C holder received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded during the three and six months ended June 30, 2004 and 2003 was $13,000 and $26,000, respectively, for each period.

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

    On November 17, 2003, the arbitrator made a final award in favor of Hobbs in the amount of $410,729, which includes the net amount of fees and costs awarded to Hobbs as well as interest at 8% from June 20, 2003. In response to efforts by Hobbs to confirm the June 20, 2003 award, the Company filed pleadings contesting confirmation based on irregularities in the arbitration decision and award. Following briefings and two judicial hearings, the Company and Hobbs reached a settlement on February 13, 2004, in which the Company agreed to withdraw its objections to confirmation and Hobbs agreed to accept payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004, which was paid by the Company, and monthly payments, due on the last day of the month, of approximately $19,000 from March through November of 2004, plus interest at 8%. The payment schedule and terms call for additional penalties of up to $30,000 against the Company in the event a payment is not timely received by Hobbs. As of June 30, 2004, the Company had been timely with its payments, and had an outstanding liability to Hobbs of $94,000, which includes the arbitration award and accrued interest through June 30, 2004.

On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied all allegations of the complaint and on June 23, 2003 the Company asserted a counter-claim against Hobbs seeking damages for copyright infringement, alleging that Hobbs had sold all of his HALT and HASS related intellectual property to the Company in 1994 for valuable consideration. On November 3, 2003 the Company filed a motion for partial summary judgment, and on May 21, 2004, the Company filed a motion for leave to supplement its motion for summary judgment. On June 19, 2004, the Judge granted the Company's motion for summary judgment, finding that Hobbs had sold the copyrighted material to the Company for valuable consideration in 1994 and the Court issued an order that Hobbs must pay QualMark's legal fees and costs based on a finding that Hobbs' case was frivolous and his legal positions were not reasonable. The Company submitted an application for fees and costs totaling $243,000. Hobbs has opposed the application for fees, which the Judge has not yet ruled on. Hobbs has also appealed the grant of summary judgment in favor of the Company to the United States Court of Appeals for the 10th Circuit.

The Company's counterclaim against Hobbs alleging copyright infringement was dismissed without prejudice based on the Company's having not registered its copyrights prior to initiating the counterclaim. The Company had registered its copyrights in seminar materials with the Register of Copyrights after it filed its counterclaim and the Company has refiled its infringement action in the U.S. District Court for Colorado and has also sought a preliminary injunction to prevent Hobbs from using the Company's copyrighted materials without permission. A hearing on the preliminary injunction was held on July 27, 2004. No ruling has been made as of this date. There is no assurance that the Company will be awarded by the Court all of the fees and costs applied for or that Hobbs will voluntarily pay the Company amounts awarded by the Court, or that the preliminary injunction will be issued. The Company will vigorously pursue its claim for fees and costs and seek to collect any award in full and will take all legal steps necessary to protect its favorable ruling on appeal.

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

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Revenue

Net revenue increased $1,233,000 or 62.4% from $1,977,000 in the three months ended June 30, 2003 to $3,210,000 for the three months ended June 30, 2004.

      Equipment Revenue

Equipment revenue increased $1,169,000 or 68.7% from $1,701,000 in the three-month period ended June 30, 2003 to $2,870,000 in the three months ended June 30, 2004. The number of OVS units sold in the second quarter 2004 increased 88.9% over the second quarter 2003. The increase in sales for the quarter ended June 30, 2004 is primarily a direct result of the Company's aggressive pursuit of international sales and a slight improvement in the domestic economy in the last half of 2003, continuing through the second quarter 2004. Of the total units sold, international system sales increased 50.0% over the same period in 2003. The Company continues to be cautiously optimistic in regards to a slowly recovering economy through the remainder of 2004, as a result, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as pursuing the used/refurbished equipment line of business. The demand for used equipment has enabled the Company to help stimulate its domestic sales. QualMark utilizes fifteen independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its used/refurbish equipment sales, international sales, or the overall increase in equipment sales.

      Test Center (ARTC) Revenue

Test center revenue increased $64,000 or 23.2% from $276,000 in the three-month period ended June 30, 2003 to $340,000 in the three months ended June 30, 2004. The Company operated four test centers in the U.S., maintained four domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe during the three months ended June 30, 2004, versus four test centers operations in the U.S., one strategic domestic agreement test center operation, and four strategic agreement test centers in Europe during the same period in 2003. The Company primarily attributes the increase in test center revenue to an improved domestic test center economy and an increase in testing volume in the strategic domestic test centers. Under the domestic and international strategic agreement test centers, the Company does not have a continuing obligation under any of the agreements. The Company also continues to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness; however, the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the three months ended June 30, 2004 was 46.1%. This compares to a gross margin of 41.7% for the three months ended June 30, 2003. The increase in gross margin for the three-month period is primarily due to the 88.9% increase in OVS units sold and an increase in volume for the Company's test center line of business.

Operating Expenses

Total operating expenses decreased $190,000 or 14.8% to $1,095,000 for the three months ended June 30, 2004 from $1,285,000 for the three months ended June 30, 2003.

Selling, general and administrative expenses increased $183,000 or 31.0% to $773,000 in the three months ended June 30, 2004 from $590,000 for the three months ended June 30, 2003. The increase is attributed to the Company's significant increase in sales and the investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs. QualMark continues to monitor and identify ways to reduce operating expenditures.

Research and development costs increased $18,000 or 11.3% to $177,000 for the three months ended June 30, 2004 from $159,000 for the three months ended June 30, 2003. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses decreased $391,000 or 72.9% from $536,000 for the three months ended June 30, 2003 to $145,000 for the three months ended June 30, 2004. On June 19, 2004, the Company was granted summary judgment for a complaint of copyright infringement brought by Dr. Hobbs (refer to Note 8 Legal Matters). For the three months ended June 30, 2004, legal costs of $145,000, attributed to defending the copyright infringement action were included in the financial statements. On November 17, 2003 the Company received the final arbitration decision and the decision on interest and fees on claims brought by Gregg K. Hobbs (refer to Note 8 Legal Matters). Arbitration related expenses of $536,000 were accounted for in the three months ended June 30, 2003.

Income Tax

During the three months ended June 30, 2004 the Company recorded a $6,000 provision for estimated Alternative Minimum Tax (AMT), as the Company anticipates net operating profits for the year ended December 31, 2004, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2004.

Interest Expense

Interest expense increased $2,000 or 8.0% to $27,000 for the three months ended June 30, 2004 from $25,000 for the three months ended June 30, 2003. The increase is primarily attributed to the completion of amortized debt issue costs for warrants issued to the Company's commercial bank on July 25, 2003 for consideration of a 2003 renegotiated credit agreement.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Revenue

Net revenue increased $2,749,000 or 83.1% from $3,310,000 in the six months ended June 30, 2003 to $6,059,000 for the six months ended June 30, 2004.

      Equipment Revenue

Equipment revenue increased $2,639,000 or 95.0% from $2,779,000 in the six-month period ended June 30, 2003 to $5,418,000 in the six months ended June 30, 2004. The number of OVS units sold in the first six months 2004 increased 106.3% over the first six months 2003. The increase in sales for the six months ended June 30, 2004 is primarily a result of the Company's aggressive pursuit of international sales and a slight improvement in the global economy in the last half of 2003, continuing through the first half of 2004. Of the total units sold, international system sales increased 154.5% over the same period in 2003. The Company continues to be cautiously optimistic in regards to a slowly recovering economy through the remainder of 2004, as a result, the Company is continuing to cultivate its international presence by emphasizing its core markets, as well as pursuing the used/refurbished equipment line of business. The demand for used equipment has enabled the Company to help stimulate its domestic sales. QualMark utilizes fifteen independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its used/refurbish equipment sales, international sales, or the overall increase in equipment sales.

      Test Center (ARTC) Revenue

Test center revenue increased $110,000 or 20.7% from $531,000 in the six-month period ended June 30, 2003 to $641,000 in the six months ended June 30, 2004. The Company operated four test centers in the U.S., maintained four domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe during the six months ended June 30, 2004, versus four test centers operations in the U.S., one strategic domestic agreement test center operation, and four strategic agreement test centers in Europe during the same period in 2003. The Company primarily attributes the increase in test center revenue to an improved domestic test center economy and an increase in testing volume in the strategic domestic test centers. Under the domestic and international strategic agreement test centers, the Company does not have a continuing obligation under any of the agreements. The Company also continues to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these changes will result in increased revenues, expand the Company's customer network, and increase product awareness; however, the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the six months ended June 30, 2004 was 48.3%. This compares to a gross margin of 37.3% for the six months ended June 30, 2003. The increase in gross margin for the six-month period is primarily due to the 106.3% increase in OVS units sold and an increase in volume for the Company's test center line of business.

Operating Expenses

Total operating expenses increased $271,000 or 13.5% to $2,277,000 for the six months ended June 30, 2004 from $2,006,000 for the six months ended June 30, 2003.

Selling, general and administrative expenses increased $586,000 or 51.4% to $1,727,000 in the six months ended June 30, 2004 from $1,141,000 for the six months ended June 30, 2003. A large component of selling, general, and administrative expenses are sales and marketing expenses, which increased 88.6% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in sales and marketing expenses is attributed to the Company's significant increase in sales and the investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs. QualMark continues to monitor and identify ways to reduce operating expenditures.

Research and development costs increased $8,000 or 2.4% to $337,000 for the six months ended June 30, 2004 from $329,000 for the six months ended June 30, 2003. The increase is primarily attributed to an increase of research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses decreased $323,000 or 60.3% from $536,000 for the six months ended June 30, 2003 to $213,000 for the six months ended June 30, 2004. On June 19, 2004, the Company was granted summary judgment for a complaint of copyright infringement brought by Dr. Hobbs (refer to Note 8 Legal Matters). For the six months ended June 30, 2004, legal costs of

$213,000, attributed to defending the copyright infringement action were included in the financial statements. On November 17, 2003 the Company received the final arbitration decision and the decision on interest and fees on claims brought by Gregg K. Hobbs (refer to Note 8 Legal Matters). Arbitration related expenses of $536,000 were accounted for in the six months ended June 30, 2003.

Income Tax

During the six months ended June 30, 2004 the Company recorded a $6,000 provision for estimated Alternative Minimum Tax (AMT), as the Company anticipates net operating profits for the year ended December 31, 2004, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2004.

Interest Expense

Interest expense decreased $7,000 or 12.3% to $50,000 for the six months ended June 30, 2004 from $57,000 for the six months ended June 30, 2003. The decrease is primarily attributed to the continued payment of the outstanding commercial bank debt, which decreased approximately $230,000 from December 31, 2003 to June 30, 2004.

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company generated $220,000 of cash from operating activities, invested $56,000 for equipment, and repaid $230,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $66,000, for an ending cash balance of $376,000 at June 30, 2004. During the six months ended June 30, 2003, the Company used $307,000 of cash from operating activities, invested $152,000 for equipment and received $11,000 from sale of equipment, and repaid $330,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $778,000, for an ending cash balance of $510,000 at June 30, 2003.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

On February 27, 2004, the Company renegotiated its Credit Agreement, among other changes; the monthly principal payments decreased from $60,000 to $50,000 for February 2004, and then decrease to $30,000 from March 2004 through September 2004, with a final increase to $40,000 from October 2004 through maturity. In addition, the maturity date was extended to March 15, 2005.

On April 20, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the revolving line of credit was increased from $500,000 to $1,000,000.

The average interest rate for the three-month periods ended June 30, 2004 and 2003, for the term loan and revolving credit line was 7.00% and 7.50%, respectively. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. As of June 30, 2004, the balances of the revolving credit and term loan are $500,000 and $190,000, respectively. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of June 30, 2004 there was $500,000 of additional availability on the line of credit.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the three and six months ended June 30, 2004, the Company was in compliance with its financial covenants. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement, the Company is making monthly principal payments of $30,000 on the term loan. The Company had also determined that, during 2004, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. For the three and six months ended June 30, 2004, the Company has been unable to make any additional payments to reduce the revolving line of credit. The Company cannot give any guarantee on its ability to make additional payments to the revolving line of credit for the remainder of 2004. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good. At the end of 2004, the Company expects to negotiate with the commercial bank for an extension to the Credit Agreement, although there can be no guarantee that such renegotiations will be successful.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2004 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2004. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and $1,000,000 revolving credit line provide adequate capital resources to fund its operations, 2004 debt repayments, and working capital needs, through at least the end of the second quarter of 2005. The Company's inability to modify or replace its debt when it comes due on March 15, 2005, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While their can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

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

Contractual Obligations

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $690,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2004 would be an annual increase or decrease of approximately $6,900 in interest expense for a twelve-month period.

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

      None

Item 3.   Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of shareholders of the Company at the Annual meeting of Shareholders held May 24, 2004:
      (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

NOMINEE                          FOR                                WITHHELD
Charles D. Johnston              6,599,596                          12,600
James LD Roser                   6,599,596                          12,600
Alan Valenti                     6,599,596                          12,600
William Sanko                    6,599,596                          12,600


(b) Gelfond Hochstadt Pangburn, P.C., independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 2004, by a vote of 6,580,021 shares in favor, 8,600 shares against, and 23,575 shares withheld.



Item 5.   Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits - See Index to Exhibits

      (b) Reports on Form 8-K during the quarter ended June 30, 2004:

          On April 28, 2004, the Company issued a press release announcing its earnings for the three and six months ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date:  August 13, 2004             By: /s/ CHARLES D. JOHNSTON
      ---------------------          -----------------------------------------
                                   Charles D. Johnston,
                                   President
                                   & Chief Executive Officer

Date: August 13, 2004              By: /s/ ANTHONY A. SCALESE
      ---------------------           ----------------------------------------
                                   Anthony A. Scalese,
                                   Chief Financial Officer
                                   & Principal Accounting Officer

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

          10.22 Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

          10.23           Series C Preferred Stock Certificate of Designations
                          (11)

          10.24           Series B Preferred Stock Certificate of Designations
                          (11)

          10.25 Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between QualMark and U.S. Bank National Association.(12)

          10.25(b) Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between QualMark and U.S.Bank National Association(13)

          10.26 Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

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

        EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------

          10.28 Settlement Agreement and Payment Schedule dated February 13, 2004, by and between QualMark Corporation and Gregg K. Hobbs.(14)

          10.29 Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between QualMark and U.S. Bank National Association.(15)

          14              Director and Officer Code of Ethics (14)

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

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.