Form 10QSB
period 2004-09-30
QUALMARK CORP
filed 2004-11-12
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

               Colorado                                 84-1232688
     ------------------------------                  -----------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    4580 Florence Street, Denver, CO                       80238
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

The number of shares of no par value common stock outstanding at November 10, 2004 is 3,610,092.

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALMARK CORPORATION
                            STATEMENTS OF OPERATIONS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             FOR THE THREE   FOR THE THREE  FOR THE NINE   FOR THE NINE
                                              MONTHS ENDED    MONTHS ENDED  MONTHS ENDED   MONTHS ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                  2004           2003           2004           2003
                                               -----------    -----------    -----------    -----------
Net revenue                                    $     2,717    $     2,044    $     8,777    $     5,354
Cost of sales                                        1,477          1,252          4,609          3,329
                                               -----------    -----------    -----------    -----------
    Gross profit                                     1,240            792          4,168          2,025

Selling, general and administrative expenses           749            543          2,476          1,683
Research and development expenses                      205            169            542            498
Arbitration and associated legal expenses               51             24            264            560
                                               -----------    -----------    -----------    -----------
   Income (loss) from operations                       235             56            886           (716)

Other expense:

    Interest, net                                      (19)           (35)           (69)           (93)
                                               -----------    -----------    -----------    -----------
Income (loss) before income taxes                      216             21            817           (809)

Provision for income taxes                              (4)            --             (9)            --
                                               -----------    -----------    -----------    -----------
Net income (loss)                              $       212    $        21    $       808    $      (809)
                                               ===========    ===========    ===========    ===========

Net income (loss) per share - basic            $      0.03    $     (0.02)   $      0.13    $     (0.31)

Net income (loss) per share - diluted          $      0.02    $     (0.02)   $      0.09    $     (0.31)

Weighted average number of common shares -
  basic                                          3,610,000      3,610,000      3,610,000      3,610,000

Weighted average number of common shares -
  diluted                                        7,341,000      3,610,000      7,199,000      3,610,000

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                                 BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                    SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                    ------------------  -----------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash                                                                    $   578            $   442
  Trade accounts receivable, net of allowance for
     doubtful accounts of $46 and $28 at September 30,
      2004 and December 31, 2003, respectively                              2,291              2,119
  Inventories, net                                                            593                379
  Other current assets                                                         82                 35
                                                                          -------            -------
    Total current assets                                                    3,544              2,975

  Property and equipment, net                                                 652                622
  Restricted cash                                                              90                 90
  Other assets                                                                103                 94
                                                                          -------            -------
                                                                          $ 4,389            $ 3,781
                                                                          =======            =======
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                        $   872            $   858
  Accrued arbitration settlement                                               36                426
  Accrued expenses, other                                                     866                450
  Current portion of long-term debt                                           680                440
                                                                          -------            -------
    Total current liabilities                                               2,454              2,174
  Long-term debt                                                               --                480
                                                                          -------            -------
     Total liabilities                                                      2,454              2,654
                                                                          -------            -------

Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares authorized
(Note 7):
     692,951 designated as Series B, 683,967 shares (2004) and 631,549
       (2003) shares issued and outstanding, liquidation preference of
       $1,500 (2004)                                                        1,470              1,369
     2,000 designated as Series C, 1,198 shares (2004) and 1,106 shares
       (2003) issued and outstanding, liquidation preference of $1,222
       (2004)                                                                 724                503

Shareholders' deficit:
  Common stock; no par value; 15,000,000 shares authorized;
      3,610,092 shares issued and outstanding                               7,122              7,444
  Accumulated deficit                                                      (7,381)            (8,189)
                                                                          -------            -------
     Total shareholders' deficit                                             (259)              (745)
                                                                          -------            -------
                                                                          $ 4,389            $ 3,781
                                                                          =======            =======

    The accompanying notes are an integral part of the financial statements.

                              QUALMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              FOR THE NINE             FOR THE NINE
                                                              MONTHS ENDED             MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                                  2004                     2003
                                                              -------------            -------------
Cash Flows From Operating Activities:
Net income (loss)                                                $   808                 $  (809)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                    215                     267
    Gain on disposal of equipment                                     --                      (4)
    Decrease in inventory reserve                                     --                     (10)
    Amortization of warrants issued to bank                           --                       5
    Provision for bad debts                                           18                      (7)
    Warrants and stock option expense                                  7                      11
Change in assets and liabilities:
    Trade accounts receivable                                       (190)                   (281)
    Inventories                                                     (214)                    228
    Other assets                                                     (61)                    (97)
    Accounts payable and accrued expenses                            423                     662
    Accrued arbitration settlement                                  (390)                     --
                                                                 -------                 -------
        Net cash provided by (used in) operating activities          616                     (35)

Cash Flows From Investing Activities:
Acquisition of property and equipment                               (240)                   (195)
 Sale of property and equipment                                       --                      11
                                                                 -------                 -------
    Net cash used in investing activities                           (240)                   (184)
Cash Flows From Financing Activities:
Proceeds from borrowings                                              80                     250
Payments on borrowings                                              (320)                   (510)
                                                                 -------                 -------
    Net cash used in financing activities                           (240)                   (260)

Net increase (decrease) in cash                                      136                    (479)
Cash and cash equivalents at beginning of period                     442                   1,288
                                                                 -------                 -------
Cash and cash equivalents at end of period                       $   578                 $   809
                                                                 =======                 =======

Supplemental Disclosure:
Interest paid                                                    $    64                 $    87

Non-Cash Investing and Financing Activities:

Preferred stock dividends                                        $   158                 $   146

Accretion of preferred stock                                     $   164                 $   163

Transfer of equipment to inventory held for resale               $    --                 $     1

Warrants issued to bank                                          $    --                 $    18

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

The interim financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the remainder of 2004. Amounts at December 31, 2003 are derived from the Company's audited financial statements.

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

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                2004          2003          2004           2003
                                              ---------     ---------     ---------     ---------
Net income (loss)                             $     212     $      21     $     808     $    (809)

ADD:  Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                          --            --            --            --

DEDUCT: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                             (78)         (121)         (227)         (355)
                                              ---------     ---------     ---------     ---------
Pro forma net income (loss)                   $     134     $    (100)    $     581     $  (1,164)
                                              =========     =========     =========     =========

Income (loss)  per share:

Basic -  as reported                          $    0.03     $   (0.02)    $    0.13     $   (0.31)
                                              =========     =========     =========     =========
Diluted - as reported                         $    0.02     $   (0.02)    $    0.09     $   (0.31)
                                              =========     =========     =========     =========
Basic - pro forma                             $    0.01     $   (0.06)    $    0.07     $   (0.41)
                                              =========     =========     =========     =========
Diluted - pro forma                                   *     $   (0.06)    $    0.04     $   (0.41)
                                              =========     =========     =========     =========

* Less than $0.01 per share.

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                      SEPTEMBER 30,    DECEMBER 31,
                          2004            2003
                          -----           -----
Raw materials             $ 426           $ 375
Work in process             101              13
Finished goods              113              38
Less: Allowance for
  obsolescence              (47)            (47)
                          -----           -----
                          $ 593           $ 379
                          =====           =====

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Commercial Bank

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit, (the "Credit Agreement"). Refer to the 2003 Form 10-KSB, Financial Statement Note 5.

On February 27, 2004, the Company renegotiated its Credit Agreement. Among other changes, the monthly principal payments decreased from $60,000 to $50,000 for February 2004, and then decreased to $30,000 from March 2004 through September 2004, with a final increase to $40,000 from October 2004 through maturity. In addition, the maturity date was extended to March 15, 2005.

On April 20, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the revolving line of credit was increased from $500,000 to $1,000,000.

The average interest rate for the nine-month period ended September 30, 2004 and 2003, for the term loan and revolving credit line was 7.17%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. As of September 30, 2004, the balances of the revolving credit and term loan are $580,000 and $100,000, respectively. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of September 30, 2004 there was $420,000 of additional availability on the line of credit.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the three and nine months ended September 30, 2004, the Company was in compliance with its financial covenants.

The Company had also determined that, during 2004, quarterly payments to the revolving line of credit would be made based on cash flows generated from operations. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good.

On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility with Silicon Valley Bank (the "new Credit Facility"). The new Credit Facility consists of a $750,000, three-year term loan payable with monthly payments of $18,000 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate ("Prime") with a minimum interest rate of 5.5%. The interest rate for the term loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the new Credit Facility are collateralized by substantially all the assets of the Company.

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

The calculation of basic and diluted loss per share is as follows (in thousands, except per-share amounts):

Basic and diluted loss per share computation:

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                               2004             2003           2004             2003
                                              -------         --------        -------         -------
Net income (loss)                             $   212          $   21         $   808         $  (809)

Accretion of redeemable preferred
stock and preferred stock dividends              (108)           (104)           (322)           (309)
                                              -------         --------        -------         -------
Net income (loss) available to common
shareholders                                  $   104         $   (83)        $   486         $(1,118)
                                              =======         =======         =======         =======

Weighted average shares outstanding -
 basic                                          3,610           3,610           3,610           3,610
                                              =======         =======         =======         =======

Net income (loss) per share - basic           $  0.03         $ (0.02)        $  0.13         $ (0.31)
                                              =======         =======         =======         =======

Weighted average shares outstanding -
 basic                                          3,610           3,610           3,610           3,610

Dilutive stock options and warrants               137              --             136              --
Convertible preferred stock                     3,594              --           3,453              --
                                              -------         -------         -------         -------

Weighted average shares outstanding -
 diluted                                        7,341           3,610           7,199           3,610
                                              =======         =======         =======         =======

Net income (loss) per share  - diluted        $  0.02         $ (0.02)        $  0.09         $ (0.31)
                                              =======         =======         =======         =======

Options and warrants to purchase 1,157,603 shares of common stock were included in the dilutive stock option calculation for the three and nine month period ended September 30, 2004 using the treasury stock method, which resulted in a net share increase of 137,000 shares and 136,000 shares, respectively. The effect of conversions for the three and nine month period ended September 30, 2004 of preferred stock to common stock was 3,593,622 and 3,453,173, respectively, using the if converted method. Dividends applicable to convertible preferred stock of $54,000 and $158,000 for the three and nine months ended September 30, 2004 were added back to net income to determine diluted net income per share. (refer to Note 7).

Options and warrants to purchase 1,888,063 shares of common stock and 645,393 (3,385,020 if converted to common shares, refer to Note 7) preferred shares were excluded from dilutive stock option calculations for the three and nine month periods ended September 30, 2003, as their inclusion would be antidilutive.

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

The tables below summarize information about reported segments (in thousands) as of and for the three and nine months ended September 30, 2004 and 2003:

                                                                     EQUIPMENT   ARTC    TOTAL
                                                                     ---------   ----    -----
THREE MONTHS ENDED SEPTEMBER 30, 2004
Net revenue                                                            $2,422   $  295   $2,717
Gross profit                                                            1,192       48    1,240
Property and equipment, net                                               232      420      652

THREE MONTHS ENDED SEPTEMBER 30, 2003
Net revenue                                                            $1,743   $  301   $2,044
Gross profit                                                              759       33      792
Property and equipment, net                                               150      501      651

                                                                     EQUIPMENT   ARTC    TOTAL
                                                                     ---------   ----    -----
NINE MONTHS ENDED SEPTEMBER 30, 2004
Net revenue                                                            $7,841   $  936   $8,777
Gross profit                                                            3,974      194    4,168
Property and equipment, net                                               232      420      652

NINE MONTHS ENDED SEPTEMBER 30, 2003
Net revenue                                                            $4,522   $  832   $5,354
Gross profit                                                            1,997       28    2,025
Property and equipment, net                                               150      501      651

The following information is by geographic area (in thousands) as of and for the three and nine months ended September 30, 2004 and 2003:

                                                UNITED                               ASIA      MIDDLE
                                                STATES       MEXICO   EUROPE        PACIFIC     EAST      TOTAL
                                                ------       ------   ------        -------     ----      -----
THREE MONTHS ENDED SEPTEMBER 30, 2004
Sales                                           $1,226           --   $   27        $1,464       --       $2,717
Property and equipment, net                        648           --        4            --       --          652

THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales                                           $  904       $  186   $  204        $  750       --       $2,044
Property and equipment, net                        567           --       84            --       --          651

                                                UNITED                               ASIA      MIDDLE
                                                STATES       MEXICO   EUROPE       PACIFIC      EAST       TOTAL
                                                ------       ------   ------       --------     ----       -----
NINE MONTHS ENDED SEPTEMBER 30, 2004
Sales                                           $3,685       $  174   $  847        $4,004      $67        $8,777
Property and equipment, net                        648           --        4            --       --           652

NINE MONTHS ENDED SEPTEMBER 30, 2003
Sales                                           $2,721       $  186   $  793        $1,654       --        $5,354
Property and equipment, net                        567           --       84            --       --           651

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the three months ended September 30, 2004 the Company recorded a $4,000 provision for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended December 31, 2004, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2004.

Refer to the Company's 2003 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2003 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

Preferred Stock - Series B ("Series B preferred stock")

      The holder of the Series B preferred stock has various rights and preferences as follows:

      Designation - On November 2, 2004, the Company's Board of Directors approved an increase in the number of Series B preferred shares designated to 1,000,000. This increase in the Series B designation allows the Company to continue to issue preferred stock to the holder, as payment for dividends earned.

      Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The applicable conversion terms resulted in a beneficial conversion feature, which has been accreted in full as of September 1, 2004, which is the earliest date the Series B preferred stockholder could elect the option to redeem the Series B preferred stock. The accretion recorded for the three and nine months ended September 30, 2004 and 2003 was $4,000 and $12,000, respectively, for each period

      Anti-Dilution Protection -- The Series B preferred stock conversion ratio is subject to adjustment, calculated in accordance with the Company's articles of incorporation, if the Company issues securities at a price per share that is less than the current conversion ratio of the Series B preferred stock.

      Voting -- The Series B preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

      Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended September 30, 2004 and 2003, $30,000 and $28,000 of dividends were accrued, respectively. During the nine months ended September 30, 2004 and 2003, $87,000 and $80,000 of dividends were accrued, respectively. As of September 30, 2004, the Series B preferred shares have $30,000 of accumulated dividends in arrears. Of the dividends in arrears at September 30, 2004, the Company anticipates a dividend payment (in kind) of 13,771 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2004.

      Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,500,000 at September 30, 2004.

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

Preferred Stock - Series C ("Series C preferred stock")

The holder of the Series C preferred stock have various rights and preferences as follows:

      Designation - On November 2, 2004, the Company's Board of Directors approved an increase in the number of Series C preferred shares designated to 3,000. This increase in the Series C designation allows the Company to continue to issue preferred stock to the holder, as payment for dividends earned.

      Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three and nine months ended September 30, 2004 and 2003 was $37,000 and $113,000, respectively, for each period.

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

      Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended September 30, 2004 and 2003, $24,000 and $22,000 of dividends were accrued, respectively. During the nine months ended September 30, 2004 and 2003, $71,000 and $65,000 of dividends were accrued, respectively. As of September 30, 2004, the Series C preferred shares accumulated dividends in arrears of $24,000. Of the dividends in arrears at September 30, 2004, the Company anticipates a dividend payment (in kind) of

      24 Series C preferred shares at the liquidation price of $1,000 per share on or before December 31, 2004.

      Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,222,000 at September 30, 2004.

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

      Warrants

      In connection with the Series C preferred stock transaction, the Series C holder received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded during the three and nine months ended September 30, 2004 and 2003 was $13,000 and $39,000, respectively, for each period.

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

On November 17, 2003, the arbitrator made a final award in favor of Hobbs in the amount of $410,729, which includes the net amount of fees and costs awarded to Hobbs as well as interest at 8% from June 20, 2003. In response to efforts by Hobbs to confirm the June 20, 2003 award, the Company filed pleadings contesting confirmation based on irregularities in the arbitration decision and award. Following briefings and two judicial hearings, the Company and Hobbs reached a settlement on February 13, 2004, in which the Company agreed to withdraw its objections to confirmation and Hobbs agreed to accept payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004, which was paid by the Company, and monthly payments, due on the last day of the month, of approximately $19,000 from March through November of 2004, plus interest at 8%. The payment schedule and terms call for additional penalties of up to $30,000 against the Company in the event a payment is not timely received by Hobbs. As of September 30, 2004, the Company had been timely with its payments, and had an outstanding liability to Hobbs of $36,000, which includes the arbitration award and accrued interest through September 30, 2004.

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

The Company's counterclaim against Hobbs alleging copyright infringement was dismissed without prejudice based on the Company's having not registered its copyrights prior to initiating the counterclaim. The Company had registered its copyrights in seminar materials with the Register of Copyrights after it filed its counterclaim and the Company has re-filed its infringement action in the U.S. District Court for Colorado and has also sought a preliminary injunction to prevent Hobbs from using the Company's copyrighted materials without permission. A hearing on the preliminary injunction was held on July 27, 2004. On September 16, 2004, the U.S. District Court denied the Company's motion for a preliminary injunction and ruled that the matter of Hobbs' alleged infringement of the Company's copyrights and any remedy for such infringement must go to trial. There is no assurance that the Company will be awarded by the Court all of the fees and costs applied for or that Hobbs will voluntarily pay the Company amounts awarded by the Court. The Company will vigorously pursue its claim for fees and costs and seek to collect any award in full and will take all legal steps necessary to protect its favorable ruling on appeal.

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

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Revenue

Net revenue increased $673,000 or 32.9% from $2,044,000 in the three months ended September 30, 2003 to $2,717,000 for the three months ended September 30, 2004.

      Equipment Revenue

Equipment revenue increased $679,000 or 39.0% from $1,743,000 in the three-month period ended September 30, 2003 to $2,422,000 in the three months ended September 30, 2004. The number of OVS units sold in the third quarter 2004 increased 36.4% over the third quarter 2003. The increase in sales for the quarter ended September 30, 2004 is primarily a result of the Company's aggressive pursuit of international sales and a slight improvement in the domestic economy in the last half of 2003, continuing through the third quarter 2004. Of the total units sold, international system sales increased 31% over the same period in 2003. The Company continues to be cautiously optimistic in regards to a slowly recovering economy through the remainder of 2004, as a result, the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes fifteen international distributors including distributors from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

      Test Center (ARTC) Revenue

Test center revenue decreased $6,000 or 2.0% to $295,000 in the three-month period ended September 30, 2003 from $301,000 in the three months ended September 30, 2004. The Company operated four test centers in the U.S., maintained three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the three months ended September 30, 2004, versus four test centers operations in the U.S., one strategic domestic agreement test center operation, and four strategic agreement test centers in Europe during the same period in 2003. The Company does not have a continuing obligation under any of the domestic or international strategic test center agreements. The Company also continues to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these changes will expand the Company's customer network and increase product awareness; however, the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the three months ended September 30, 2004 was 45.6%. This compares to a gross margin of 38.7% for the three months ended September 30, 2003. The increase in gross margin for the three-month period is primarily due to the 36.4% increase in OVS units sold.

Operating Expenses

Total operating expenses increased $269,000 or 36.5% to $1,005,000 for the three months ended September 30, 2004 from $736,000 for the three months ended September 30, 2003.

Selling, general and administrative expenses increased $206,000 or 37.9% to $749,000 in the three months ended September 30, 2004 from $543,000 for the three months ended September 30, 2003. The increase is attributed to the Company's 32.9% increase in sales and the investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs.

Research and development costs increased $36,000 or 21.3% to $205,000 for the three months ended September 30, 2004 from $169,000 for the three months ended September 30, 2003. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses increased $27,000 or 112.5% to $51,000 for the three months ended September 30, 2004 from $24,000 for the three months ended September 30, 2003. On June 19, 2004, the Company was granted summary judgment for a complaint of copyright infringement brought by Dr. Hobbs (refer to Note 8 Legal Matters). For the three months ended September 30, 2004, legal costs of $51,000, attributed to defending the copyright infringement action were included in the financial statements. On November 17, 2003 the Company received the final arbitration decision and the decision on interest and fees on claims brought by Gregg K. Hobbs (refer to Note 8 Legal Matters). Arbitration related expenses of $24,000 were accounted for in the three months ended September 30, 2003.

Income Tax

During the three months ended September 30, 2004 the Company recorded a $4,000 provision for estimated Alternative Minimum Tax (AMT), as the Company anticipates net operating profits for the year ended December 31, 2004, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2004.

Interest Expense

Interest expense decreased $16,000 or 45.7% to $19,000 for the three months ended September 30, 2004 from $35,000 for the three months ended September 30, 2003. The decrease is primarily attributed to the continued payment of the outstanding commercial bank debt, which decreased approximately $420,000 from September 30, 2003 to September 30, 2004.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Revenue

Net revenue increased $3,423,000 or 63.9% from $5,354,000 in the nine months ended September 30, 2003 to $8,777,000 for the nine months ended September 30, 2004.

      Equipment Revenue

Equipment revenue increased $3,319,000 or 73.4% from $4,522,000 in the nine-month period ended September 30, 2003 to $7,841,000 in the nine months ended September 30, 2004. The number of OVS units sold in the first nine months 2004 increased 60.0% over the first nine months 2003. The increase in sales for the nine months ended September 30, 2004 is primarily a result of the Company's aggressive pursuit of international sales and a slight improvement in the global economy in the last half of 2003, continuing through the nine months of 2004. Of the total units sold, international system sales increased 93.4% over the same period in 2003. The Company continues to be cautiously optimistic in regards to a slowly recovering economy through the remainder of 2004, as a result, the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes fifteen international distributors including distributors from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its used/refurbish equipment sales, international sales, or the overall increase in equipment sales.

      Test Center (ARTC) Revenue

Test center revenue increased $104,000 or 12.5% from $832,000 in the nine-month period ended September 30, 2003 to $936,000 in the nine months ended September 30, 2004. The Company operated four test centers in the U.S., maintained three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the nine months ended September 30, 2004, versus four test centers operations in the U.S., one strategic domestic agreement test center operation, and four strategic agreement test centers in Europe during the same period in 2003. The Company primarily attributes the increase in test center revenue to an improved domestic test center economy and an increase in testing volume in the strategic domestic test centers. The Company does not have a continuing obligation under any of the domestic and international strategic agreement test center agreements. The Company also continues to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these changes will expand the Company's customer network and increase product awareness; however, the Company cannot give any assurances on the ultimate success.

Gross Profit

Total gross margin for the nine months ended September 30, 2004 was 47.5%. This compares to a gross margin of 37.8% for the nine months ended September 30, 2003. The increase in gross margin for the nine-month period is primarily due to the 60.0% increase in OVS units sold and an increase in volume of 12.5% for the Company's test center line of business.

Operating Expenses

Total operating expenses increased $541,000 or 19.7% to $3,282,000 for the nine months ended September 30, 2004 from $2,741,000 for the nine months ended September 30, 2003.

Selling, general and administrative expenses increased $793,000 or 47.1% to $2,476,000 in the nine months ended Sept 30, 2004 from $1,683,000 for the nine months ended September 30, 2003. The increase is attributed to the Company's 63.9% increase in sales and the investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs.

Research and development costs increased $44,000 or 8.8% to $542,000 for the nine months ended Sept' 30, 2004 from $498,000 for the nine months ended September 30, 2003. The increase is primarily attributed to an increase of research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses decreased $296,000 or 52.9% from $560,000 for the nine months ended September 30, 2003 to $264,000 for the nine months ended September 30, 2004. On June 19, 2004, the Company was granted summary judgment for a complaint of copyright infringement brought by Dr. Hobbs (refer to Note 8 Legal Matters). For the nine months ended September 30, 2004, legal costs of $264,000, attributed to defending the copyright infringement action were included in the financial statements. On November 17, 2003 the Company received the final arbitration decision and the decision on interest and fees on claims brought by Gregg K. Hobbs (refer to Note 8 Legal Matters). Arbitration related expenses of $560,000 were accounted for in the nine months ended September 30, 2003.

Income Tax

During the nine months ended September 30, 2004 the Company recorded a $9,000 provision for estimated Alternative Minimum Tax (AMT), as the Company anticipates net operating profits for the year ended December 31, 2004, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2004.

Interest Expense

Interest expense decreased $24,000 or 25.8% to $69,000 for the nine months ended September 30, 2004 from $93,000 for the six months ended September 30, 2003. The decrease is primarily attributed to the continued payment of the outstanding commercial bank debt, which decreased approximately $420,000 from September 30, 2003 to September 30, 2004.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company generated $616,000 of cash from operating activities, invested $240,000 for equipment, borrowed $80,000 from its commercial bank and repaid $320,000 of commercial bank borrowings. Together, these activities resulted in a cash increase of $136,000, for an ending cash balance of $578,000 at September 30, 2004. During the nine months ended September 30, 2003, the Company used $35,000 of cash from operating activities, invested $195,000 for equipment and received $11,000 from sale of equipment, and borrowed $250,000 through related party short term notes and repaid $510,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $479,000, for an ending balance of $809,000 at September 30, 2003.

The Company's commercial bank borrowings consist of a term loan and a revolving line of credit.

On February 27, 2004, the Company renegotiated its Credit Agreement, among other changes; the monthly principal payments decreased from $60,000 to $50,000 for February 2004, and then decreased to $30,000 from March 2004 through September 2004, with a final increase to $40,000 from October 2004 through maturity. In addition, the maturity date was extended to March 15, 2005.

On April 20, 2004, the Company renegotiated its Credit Agreement with the commercial bank. Among other changes, the revolving line of credit was increased from $500,000 to $1,000,000.

The average interest rate for the nine-month periods ended September 30, 2004 and 2003, for the term loan and revolving credit line was 7.17%. Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. As of September 30, 2004, the balances of the revolving credit and term loan are $580,000 and $100,000, respectively. Borrowings under the line of credit are subject to borrowing base limits. Based on the provisions of the Credit Agreement, as of September 30, 2004 there was $420,000 of additional availability on the line of credit.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement. For the three and nine months ended September 30, 2004, the Company was in compliance with its financial covenants. The Company cannot give any assurance on future compliance with the financial and other covenants set forth in the Credit Agreement. Such non-compliance may have a material adverse affect on the Company's liquidity and its ability to generate the funds necessary to satisfy the existing Credit Agreement.

As required by the renegotiated Credit Agreement, the Company is making monthly principal payments of $30,000 on the term loan. For the three months ended September 30, 2004, the Company drew $80,000 from the revolving line of credit for working capital related needs. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the commercial bank and the Company believes its relations with its commercial bank to be good.

On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new Credit Facility (refer to Note 3). The new Credit Facility consists of a $750,000, three-year term loan payable with monthly payments of $18,000 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate with a minimum interest rate of 5.5%. The interest rate for the term loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the new Credit Facility are collateralized by substantially all the assets of the Company. The Company determined that the new Credit Facility would provide sufficient capital resources to execute its business plan for the next fiscal year.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2004 and 2005 budgets and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for 2004 or 2005. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and $1,500,000 revolving credit line provide adequate capital resources to fund its operations, 2004 debt repayments, and working capital needs, through at least the end of the third quarter of 2005. The Company's inability to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or other actions to diminish the amount of cash used in its business. While their can be no guarantee, the Company's management believes that it will be able to comply with the covenants set forth in the new Credit Facility with the commercial bank.

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

Contractual Obligations

Refer to the 2003 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2004 would be an annual increase or decrease of approximately $6,800 in interest expense for a twelve-month period.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits - See Index to Exhibits

      (b) Reports on Form 8-K during the quarter ended September 30, 2004:

            On July 20, 2004, the Company issued a press release announcing its earnings for the three and six months ended June 30, 2004.

            On July 29, 2004, the Registrant (QualMark Corporation) announced the appointment of Gerald Laber to the Registrant's Board of Directors and Audit Committee.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date: November 11, 2004                         By: /s/ CHARLES D. JOHNSTON
                                                    ---------------------------
                                                Charles D. Johnston,
                                                President
                                                & Chief Executive Officer

Date: November 11, 2004                         By: /s/ ANTHONY A. SCALESE
                                                    ---------------------------
                                                Anthony A. Scalese,
                                                Chief Financial Officer
                                                & Principal Accounting Officer

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

10.30 Loan and Security Agreement dated November 9, 2004 by and between QualMark and Silicon Valley Bank

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