Form 10KSB
period 2004-12-31
QUALMARK CORP
filed 2005-03-31
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended: DECEMBER 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to t is Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year. $12,012,000

     The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 28, 2005 was $12,607,000.

     The number of shares outstanding of the issuer's Common Stock as of March 28, 2005 was 4,133,348.

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

     The Company evolved from a business manufacturing and marketing its proprietary OVS (Omni-axial Vibration System) or Typhoon ("Typhoon") equipment to a full service organization offering HALT (Highly Accelerated Life Test) and HASS (Highly Accelerated Stress Screen) test services as well. The Company operates a network of test centers, known as Accelerated Reliability Test Centers ("ARTC"), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using QualMark's OVS physical stress equipment performed either in the ARTC test centers or at the customer's site.

     QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes three domestic strategic agreements with large testing companies in Detroit, Michigan, Hillboro, Oregon, and Huntsville, Alabama. In addition, the Company has established strategic agreements with IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning, and the Swedish Institute of Production Engineering to operate testing centers in Enschede, Netherlands, Milan, Italy, and Molndal, Sweden. As domestic or international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.

     QualMark Corporation was organized in July 1991 as a Colorado limited liability company and was later incorporated in March 1992 in Colorado. The Company completed its initial public offering in April 1996.

     On November 15, 2004, QualMark Corporation completed the asset acquisition of Connecticut based ACG Dynamics Inc.("ACG") an electro-dynamic shaker service company. ACG is headquartered in West Haven, Connecticut and is a leader in supplying electrodynamic systems, components, and service to the worldwide vibration test equipment market. QualMark formed a separate wholly-owned C-corporation subsidiary, QualMark ACG Corporation ("QualMark ACG"), to assume all acquired assets and assumed liabilities of ACG. The newly formed QualMark ACG provides turn-key vibration testing systems consisting of factory rebuilt/upgraded electrodynamic systems, new QualMark ACG built solid state power amplifiers and new digital vibration controllers.

About ACG:

     ACG was founded in June of 1972, as ACG Incorporated, a consultant engineering firm specializing in electro-mechanical design, development and prototype buildup. The ongoing need for restoring existing vibration test systems coupled with the expertise in this field gained by the original founder, Andrew C. Grimaldi (as a vibration test engineer, electro-mechanical design engineer, vibration isolator designer and vibration test equipment designer), caused the company to eventually turn its attention fully toward the rebuilding and upgrading of vibration test equipment.

     Initially, ACG developed a capability to rebuild armatures for vibration exciters, to supply replacement field coils and to supply replacement parts for exciters (shakers), amplifiers and controls. Over the years, ACG has built its expertise in this field, with specialized personnel and facilities dedicated to the restoration, upgrading, service / maintenance, trouble shooting and repairing of vibration test equipment. In the past twenty-eight years ACG has become the largest independent source in the world for armature rebuilding, replacement field coils and replacement parts for all makes of vibration test equipment. ACG's factory services complimented by its expert field engineering services provide customers with prompt, professional assistance to resolve any vibration test equipment problem in the most cost effective way.

     In the past thirteen years, ACG has expanded it's capability into system integrations, which includes supplying complete vibration test systems consisting of pre-owned factory rebuilt and upgraded shakers coupled with new ACG built solid state power amplifiers and a variety of new computer based controllers. ACG frequently provides turnkey systems to its clients, consisting of factory refurbished horizontal slip tables, new combination air-isolated bases, head plates / head expanders, various instrumentation and field engineering support to install / demonstrate systems. ACG also provides new solid state power amplifiers, special switching networks, special field supplies and matching transformers to mate with any existing shaker, along with shaker refurbishing and upgrades to a 2" stroke, to achieve state-of-the-art-performance.

PRODUCTS AND SERVICES

THE TYPHOON COMBINED STRESS SYSTEM

     The Company's Typhoon Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the LF Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses and houses the vibration assembly.

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

The Typhoon Combined Stress System Product Line

     The Company's Typhoon Combined Stress Systems for HALT and HASS are presently available in six sizes, including a vibration only tabletop model
(OVTT). The number after the "Typhoon" in the Company's product models represents the linear footage of the vibration table as explained below. Therefore, an Typhoon-1.5 contains a one and one half foot by one and one half foot table, an Typhoon-2.5 contains a two and a half foot by two and a half foot table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production-screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The Typhoon system has a unique patented feature which allows the user to raise the shaker table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.

     Typhoon-1.5:

          The Typhoon-1.5 is the smallest version of the Typhoon product line. The Typhoon -1.5 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger Typhoon systems, including a PC controller, the Typhoon -1.5 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area. The Typhoon -1.5 can generate random vibration forces of 40 Grms (2Hz-10,000 Hz) on the 18"x18" vibration table and up to 600 degrees Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber.

     Typhoon-2.0:

          The Typhoon-2.0 is the second smallest version of the Typhoon product line. The Typhoon -2.0, like the 1.5, is a truly portable, multi-axis vibration and high performance thermal chamber that allows for additional testing area for smaller components. Equipped with all the same operating features of the larger Typhoon systems, including a PC controller, the Typhoon -2.0 is primarily used by manufacturers of small products (such as "palm size" circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area. The Typhoon -2.0 can generate random vibration forces of 40 Grms (2Hz-10,000
     Hz) on the 24"x24" vibration table and up to 600 degrees Centigrade per minute change on the product under test within the 18"x17"x13" internal dimension (ID) thermal chamber.

     Typhoon-2.5:

          The Typhoon-2.5 is, historically, the most popular system in the Typhoon product line. A mid-size system, the PC-controlled Typhoon-2.5 is equipped with four actuators mounted to the vibration table. The Typhoon-2.5 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 600 degrees Centigrade per minute change on the product under test. Typical uses of the

     Typhoon-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)

     Typhoon-3.0:

          The Typhoon-3.0 has begun to generate the most attention in the Typhoon product line. A mid-size system, the PC-controlled Typhoon-3.0 is equipped with four actuators mounted to the vibration table. The Typhoon-3.0 contains the same capabilities as the Typhoon-2.5, but allows for additional testing area. The additional testing area allows the user to utilize the chamber for either HALT (engineering based tests) or HASS (production line tests). The Typhoon-3.0 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 36"x36", and is enclosed within a thermal chamber that is 36"x36x37" (ID). The thermal chamber is capable of up to 600 degrees Centigrade per minute change on the product under test. Typical uses of the Typhoon-3.0 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)

     Typhoon-4.0:

          The most common application for the Typhoon-4.0 is large volume production screening (HASS) on computers, monitors, communications systems, etc. The PC-controlled Typhoon-4.0 is equipped with a 48"x48" vibration table housed within a 55"x54"x54" (ID) (table in lower position) thermal chamber capable of producing temperature changes of up to 700 degrees Centigrade per minute on the product under test. The Typhoon vibration system is equipped with twelve actuators that produce up to 50 Grms random vibration force.

     Omni Vibration Table Top (OVTT)

          The OVTT (Omni Vibration Table Top) system enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company's patented Six Degrees of Freedom vibration technology, which includes the same specification as the OVS-1.5 vibration table, and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers.

     A one year limited warranty is included with each Typhoon system sold. Various options and accessories are available for each OVS model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.

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

ACCELERATED RELIABILITY TEST CENTERS

     The Company has a network of ARTC test centers at various locations in the United States and Europe, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The QualMark test service business includes accelerated reliability test services performed in the Company's test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company's technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with a Typhoon-2.5, Typhoon-3.0, or Typhoon-4.0, at least one applications engineer and ancillary testing equipment.

     The Company's strategic agreements with test centers in the U.S. and throughout Europe consist of the Company contributing one Typhoon-2.5 system and the partner providing the lab facility, personnel and sales management. In return for its contribution of these systems to these agreements, the Company receives a percentage of the revenues generated by the Typhoon systems.

     The test center is a valuable tool for the Company's sales organization to stimulate system sales from those clients who are not willing to commit capital without being able to experience a demonstration of the benefits using their own product. Of strategic importance to the Company, the testing service business provides for more consistent revenues.

     The Company may open additional test centers domestically or internationally, principally in metropolitan areas with a heavy concentration of potential client companies and in which the Company has a factory sales representative responsible for the target metro area.

     Based on client demand, the Company offers on-site applications support services, principally through its ARTC network, to its clients as well as competitors' customers. Specifically, the Company advises customers how to apply HALT and HASS techniques to their products.

QUALMARK ACG CORPORATION (ACG)

     ACG manufacturing services include complete factory rebuilt vibration test systems and shakers. ACG offers new solid-state amplifiers to help drive existing shakers of all models, as well as be utilized in conjunction with older restored systems. ACG will rebuild all makes and models of exciters (shakers) and upgrade exciters to produce longer stroke, as well as rebuilding armatures or the moving elements on all makes and models. Replacement field coils can be rebuilt for most makes and models of exciters; field-degaussing coils can also be repaired or reconditioned. ACG has improved the suspension systems for higher reliability and ease of maintenance. Fully bonded replacement of moving elements is also provided. ACG has the capabilities to design and fabricate high-tech low-weight, high frequency armatures as well as custom dynamic testing equipment. Special transformers and electric coils can also be designed and built or rebuilt if necessary.

     ACG field engineering services include onsite complete diagnostic testing, troubleshooting and repair of all makes and models of vibration systems. ACG has the capability to rebuild or upgrade systems onsite, as well as the replace solid-state electronics. ACG provides technical expertise on all makes and models of exciters, amplifiers and vibration controllers. Individual instruction on system installation, maintenance, calibration and operation of all systems can also be provided onsite.

MARKETING

     During 2004, the Company placed into action a strategic marketing and sales program that is designed to leverage QualMark's market knowledge to be identified as the "Knowledge Leader" in the Accelerated Testing industry. In 2005, the Company will continue to educate customers through Webinars (web based seminars) and other forums expanding the knowledge base in the overall reliability process.

The following was achieved during 2004:

     1. The Company realized strong vertical and horizontal sales penetration in the core market segments.

     2. The Company continued to streamline marketing support operations and redefined the positioning statement as the Knowledge Leader.

     3. The Company acquired several strategic customers who have adopted a QualMark Product as the configuration for corporate and supply vendor testing.

     4.   Technology upgrade revenues continued to flourish during 2004.

SALES STRATEGY

     QualMark utilizes twenty-nine independent domestic and international sales representatives including representatives from the European, Mexican, Middle Eastern, Australian, and Asian sectors to sell and distribute its equipment and test services. QualMark also employs four sales managers who oversee the independent sales representatives and are responsible for customer relationships and business development.

CUSTOMERS

     The Company continues to market and sell its systems to the leading corporations of the world in the Consumer Electronics, Avionics, Automotive, and Defense industries. QualMark is uniquely positioned to support the Reliability Testing requirements of our Global Customers through our Global Sales and Service Network. From the Company's inception, more that 500 test systems have been sold worldwide to more than 400 customers. During 2004, one customer comprised approximately 22% of the Company's revenue. The Company was not dependent on any single industry segment for its revenues.

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

RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenditures for the fiscal years ending December 31, 2004 and 2003 were $735,000 and $679,000, respectively. During 2004 the Company completed design and testing of a long life pneumatic hammer. The Company developed and released 2 new table and chamber models to fit expanded customer needs, the Typhoon 2.0 and the Typhoon 3.0. New control system and software with advanced features was released to production. Features include the ability to run an auto-tuning routine for vibration and thermal control and allow monitoring of the chamber remotely through the Internet. During 2003, the Company completed its complete product overhaul, in which, all HALT/HASS related products offered by QualMark include the patented "Typhoon" technology. The technology lowers operating costs by reducing thermal mass of the chamber and optimizing the efficiency of the air flow system, which consequently reduces operating costs.

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

INTELLECTUAL PROPERTY

     The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued 12 United States patents (the "Patents") and numerous foreign patents issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The Company was issued U.S. Patent No. 5,365,788 on November 22, 1994, for certain design features of pneumatic, piston driven actuators that create motion for a vibration table. The Company was issued U.S. Patent No. 5,412,991 on May 9, 1995, for certain design features of the Company's vibration table. The Company was issued U.S. Patent No. 5,517,857 on May 21, 1996, for certain design features related to positioning of a vibration table within a stress screening chamber. The Company was issued U.S. Patent No. 5,540,109 on July 30, 1996, and U.S. Patent No. 5,675,098 on October 7, 1997,
for certain design features related to use of multiple stress screening chambers. The Company was issued U.S. Patent No. 5,589,637 on December 31, 1996, for certain design features of mountings of actuators to a vibration table. The Company was issued U.S. Patent No. 5,744,724 on April 28, 1998 for certain design features related to honeycomb vibration table structures. The Company was issued Patent No. 5,836,202 on November 17, 1998 for claims directed at the angle of attachment of the actuators to the vibration table. The Company was issued Patent No. 5,813,541 on September 29, 1998 for the configuration of the control system attachment to the chamber. The Company was issued Patent No. 6,062,086 on May 16, 2000 relating to interposer devices for adjusting and controlling the shock response of a shaker table assembly. The Company was issued Patent No. 6,105,433 on August 22, 2000 for low frequency shaker table technology. The Company was issued Patent No. 6,112,596 on September 5, 2000 for shaker table technology combined with the test chamber. Two patent applications are being processed. One application 10,994,561 for table control in a pneumatic vibration apparatus and the other application is for reducing sound emitted by a pneumatic vibration apparatus.

     The Patents provide barriers to competition in the equipment sales portion of its business. The loss of some or all of the protection of the Patents would make it easier for other companies to enter the Company's market, and to compete, by eroding the Company's ability to differentiate itself on the basis of technical superiority.

     The Company has received three copyrights (the "Copyrights") from the Register of Copyrights of the United States of America. The Copyrights include; all seminar material and related text, graphics, graphs, illustrations, tables, and slides, QualMark Corporation Omni-Vibration System (OVS) Manager 4.0 software and related object and source code, and QualMark Corporation Q-Link 4.0 software and related object and source code.

     In addition to the Patents and Copyrights, the Company tries to protect its proprietary technology and know-how through established security practices and confidentiality agreements with each of its employees, consultants, suppliers and technical advisors. There can be no assurance, however, that these agreements or procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     While the Company believes the protection afforded by the Patents and Copyrights is strong, there can be no assurance that other companies will not be able to design and build competing vibration tables in a manner that does not infringe the Patents.

     The Company has the following registered marks with the United States Patent and Trademark Office: QUALMARK. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate. The Company also has received Certificate Europa (CE) approval on its Typhoon chambers, which is required for sale in the European Community.

     The Company's Patents, Copyrights, and Trademarks range in duration from between two and fifteen years.

COMPETITION

Equipment:

     As the marketplace has gained more acceptance of Accelerated Test Techniques, the competitors that have survived the downturn have become increasingly aggressive in price and "demonstration" programs. The capital equipment purchasing downturn during 2000-2003 promoted aggressive pricing and unusual terms among our competitors. The Company has been aggressively refocusing our customers on the "Value Added" of QualMark Equipment, Service, and Company. The Company strives to retain its position as the market leader, and through this, promotes its superior products and testing "knowledge" to combat any pricing pressures that competitors may demonstrate.

The following represents a listing of competitors known to the Company within the served industries:

     1.   Thermotron Industries, Michigan

     2.   Envirotronics, Michigan

     3.   Screening Systems, Inc., California

ARTC and Applications Support Services:

     Throughout 2004 sales at QualMark Testing Centers activity remained relatively constant from quarter to quarter. With the recent economic downturn, some companies owning test equipment (Typhoon) for their own use have been attempting to leverage the equipment by selling any time not utilized by the company. This has increased the competition arena for the ARTC test center market, as well as placed additional pricing pressures. The Company attempts to maintain a dominant presence in the test center market. The test center facilities are utilized as both a sales and marketing tool and profit center, therefore, they contribute to the Company's lead generation for equipment and related sales. In order to mitigate the competitive risks, the Company implemented a new strategic direction during 2003, which continued through 2004. The strategic direction included an increase in sales through streamlined business processes, marketing synergies with the core Typhoon product, and the leveraging of the "Knowledge" of the more than 4,000 tests performed in the testing centers. The Company is also continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements.

The following represents a listing of competitors known to the Company within the served industries:

     1.   Thermotron Industries, Michigan

     2.   Reliant Labs, California

     3.   Screening Systems, Inc., California

     4.   Sypris Test and Measurement, Massachusetts

     5.   Environ Laboratories, Minnesota

     6.   Trace Laboratories, Illinois

QualMark ACG Corporation:

     Initially, ACG developed a capability to rebuild armatures for vibration exciters, to supply replacement field coils and to supply replacement parts for exciters (shakers), amplifiers and controls. Over the years, ACG has built its expertise in this field, with specialized personnel and facilities dedicated to the restoration, upgrading, service / maintenance, trouble shooting and repairing of vibration test equipment. In the past twenty-eight years ACG has become the largest independent source in the world for armature rebuilding, replacement field coils and replacement parts for all makes of vibration test equipment. ACG's factory services complimented by its expert field engineering services provide customers with prompt, professional assistance to resolve any vibration test equipment problem in the most cost effective way. The competitive environment for ACG consists of three primary competitors providing similar products and services to companies requiring replacement, upgrade, or repair services to existing electrodynamic based systems. ACG distinguishes itself within the industry as the superior quality provider of electrodynamic related equipment and service. The Company has determined that it will aggressively focus the ACG customers on the 'Value Added' initiative of QualMark and QualMark ACG Equipment and Service, becoming the primary provider offering a full range of 'reliability solutions', and through this approach, immerge as the market leader in the electrodynamic replacement, repair, and service industry.

The following represents a listing of competitors known to the Company within the served industries:

     1.   Derritron Vibration Products, California

     2.   Dynamic Solutions, California

     3.   CVMS, United Kingdom

MANUFACTURING

QualMark

     The Company's primary manufacturing facility is located in Denver, Colorado. QualMark's assembly of the Typhoon systems follow a manufacturing line approach, in which drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). The assembly of the Company's products is organized around three major elements that include vibration systems, chamber systems and control systems.

     To ensure that all subassemblies meet specifications when received, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. The Company intends to further develop local suppliers, with back-up suppliers as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company has developed relationships with what it considers critical vendors that manufacture three components of its Typhoon system. The Company has also established relationships with alternative suppliers for its three key components. Thus, if a primary supplier was unable to deliver materials as required by the Company, it would take as many as 60 days to begin taking delivery of these components from its secondary suppliers. The Company is dependent on the availability of steel as its primary raw materials component. The Company believes that it will have access to adequate amounts of the raw material component and that no shortages will exist.

     While the Company maintains a small inventory of Typhoon systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of Typhoon-1.5, Typhoon-2.0, Typhoon-2.5, Typhoon-3.0, Typhoon-4.0 and OVTT systems to build during the quarter. The Company also produces certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the "peaks and valleys" associated with small volume manufacturing.

     The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of a Typhoon system are identified and ordered in a timely manner.

QualMark ACG Corporation (ACG)

     ACG's primary manufacturing facility is located in West Haven, Connecticut. ACG manufactures a variety of products for the vibration test industry: its own brand of reconditioned exciters, amplifiers, controllers, and integrated exciter test systems, reconditioned exciter systems per customer order and specification, reconditioned exciter armature assemblies, reconditioned exciter field coils, and other components and assemblies for the exciter industry. ACG also sells new amplifiers and controllers to the exciter industry. ACG also manufactures many replacement components for exciters and vibration systems to support its global field service business.

     ACG uses a flexible manufacturing cell approach as well as a just-In-time
(JIT) inventory control and vendor supply system. ACG's major manufacturing capabilities include: primary and secondary machine shop operations, welding and metal fabrication, armature winding and reconditioning, coil winding and reconditioning, electro-mechanical assembly, electronics testing, and system integration and testing. ACG maintains its own inventory of reconditioned exciters, armatures, field coils, as well as builds exciters and systems to customer order.

     ACG has an excellent base of local vendors and suppliers to subcontract non-essential manufacturing and to off-load production during peak demands. This vendor base is integrated into ACG's just-in-time manufacturing strategy. ACG does both source inspections at key suppliers as well as 100% quality inspection on all purchased components. ACG requires 100% QC Testing on all finished products prior to shipment to customers. ACG has developed relationships with what it considers critical vendors that manufacture key components of its rebuilt shaker systems. The Company has also established relationships with alternative suppliers for its key components. Thus, if a primary supplier was unable to deliver materials as required by the Company, it would take as many as 90 days to begin taking delivery of these components from its secondary suppliers. The Company is dependent on the availability of steel and amplifiers as its primary raw material components. The Company believes that it will have access to adequate amounts of the raw material component and that no shortages will exist.

     ACG uses proprietary manufacturing processes to produce armatures and field coils which are recognized by the industry as being superior to its competition, as well as being superior to many exciter original equipment manufacturer (OEM) specifications.

     ACG is in the process of integrating a material requirements planning
(MRP), a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory.

PRODUCT WARRANTIES AND SERVICE

     In 2004 and 2003, the Company offered a limited one-year parts and labor warranty on all new Typhoon and electrodynamic factory rebuilt systems, respectively. Typhoon customers can purchase extended warranties on their Typhoon systems, which may include up to two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each OVS system, which further minimizes OVS system down time. Because of the efficient design of Typhoon systems, most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. The Company occasionally sends its technicians into the field for warranty repairs. During 2005, the Company will continue to offer a standard, one-year parts and labor warranty on all new OVS systems.

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

EMPLOYEES

     As of December 31, 2004, the Company had forty-nine employees, of which forty-six are full-time. Twenty-five of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, fifteen are employed in West Haven, CT, two are employed at its facilities in Santa Clara, CA, two in Huntington Beach, CA, two in Marlborough, MA, one in Navarre, FL, one in Annapolis, MD, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

AVAILABLE INFORMATION

     Our internet website is www.qualmark.com. We make available our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company operates out of leased facilities located at 4580 Florence Street, Denver, Colorado. The seven-year lease for the property expires on May 31, 2010. The leased property consists of approximately 16,616 square feet. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.

     The suburban Boston ARTC facility is located at 98 South Street, Hopkinton, Massachusetts. The six-year lease expires April 30, 2005. The leased property consists of approximately 5,000 square feet. In addition to the lease payments, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     The Silicon Valley ARTC facility is located at 990 Richard Avenue, Suite 101, Santa Clara, California. The five-year lease expires on June 30, 2006. The leased property consists of approximately 3,389 square feet. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     The southern California ARTC facility is located at 15661 Producer Lane, Unit H, Huntington Beach, California. The leased property consists of 3,132 square feet. The Company has a month-to-month lease which started in January 2003. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

     QualMark ACG operates out of leased facilities located at 232 Front Avenue, West Haven, Connecticut. The four-year lease expires on November 13, 2008. The leased property consists of approximately 20,000 square feet. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's QualMark ACG manufacturing and service operations are conducted at this facility.

     The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed. All of the premises are in good condition, are neat in their appearance and are located in business complexes with businesses of similar quality.

Investment Policies

The Company does not invest in real estate, real estate mortgages or securities.

ITEM 3. LEGAL PROCEEDINGS

     Refer to Note 12 of the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by the over the counter bulletin board (OTCBB) during fiscal years 2004 and 2003:

                        FISCAL YEAR ENDED DECEMBER 31, 2004
                        -----------------------------------
                               HIGH CLOSE   LOW CLOSE
                               ----------   ---------
First Fiscal Quarter             $1.680       $0.850
Second Fiscal Quarter             1.650        1.400
Third Fiscal Quarter              1.520        1.250
Fourth Fiscal Quarter             2.040        1.300

                        FISCAL YEAR ENDED DECEMBER 31, 2003
                        -----------------------------------
                               HIGH CLOSE   LOW CLOSE
                               ----------   ---------
First Fiscal Quarter             $0.900       $0.450
Second Fiscal Quarter             1.150        0.600
Third Fiscal Quarter              1.050        0.800
Fourth Fiscal Quarter             1.010        0.850

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     The number of record holders of our common stock as of December 31, 2004 was 36 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name. The Company has never paid a cash dividend and does not intend to do so in the future. The Company made a dividend payment on outstanding preferred stock, in kind, of additional preferred stock in March 2005 (Refer to Note 8 of the Financial Statements).

     The Company participates in certain equity related compensation plans that are authorized for securities issuance. The tabular disclosures of such plans are disclosed in the Company's definitive Proxy Statement. The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

     On November 12, 2004, QualMark ACG Corporation (the "Purchaser"), a wholly owned subsidiary of QualMark Corporation entered into an asset purchase agreement with ACG Dynamics, Inc. ("ACG") of West Haven, Connecticut to purchase substantially all of the assets of ACG, subject to certain liabilities ("ACG Agreement"). On November 15, 2004, the Company closed the acquisition of ACG. The ACG Agreement provided that on November 15, 2004, ACG deliver to the Purchaser all of ACG's assets used in its business, subject to certain liabilities, in exchange for cash in the total amount of $905,000 and restricted common stock of QualMark equal to $750,000, for a total purchase price of $1,655,000. The securities were valued at $1.433 per share, the average closing price of QualMark's common stock over the thirty days of trading immediately preceding November 10, 2004, resulting in 523,256 shares being issued to the following owners of ACG; Andrew Grimaldi (209,302), Kenneth Keys (209,302), and Kevin Tierney (104,652) (Refer to Note 13 of the Financial Statements). The Company has relied on the exemption from registration available under SEC rule 506 of the Securities Act of 1933 in connection with the issuance of these securities. The Company has relied on the facts that there are no more than 35 purchasers of the securities of the Company in connection with this offering and that each purchaser has such knowledge and experience in financial and business matters that each of them are capable of evaluating the merits and risks of the investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                            FISCAL YEAR ENDED
                                                  -------------------------------------
                                                  DECEMBER 31, 2004   DECEMBER 31, 2003
                                                  -----------------   -----------------
Statement of Operations Data:
Revenues.......................................         100.0%              100.0%
Cost of revenues...............................          53.4                60.1
                                                        -----               -----
Gross profit...................................          46.6                39.9
Selling, general and administrative expenses...          28.2                30.4
Arbitration and related legal expenses.........           2.8                 8.0
Research and development expenses..............           6.1                 8.6
                                                        -----               -----
Income (loss) from operations..................           9.5                (7.1)
Other expense..................................          (0.8)               (1.6)
                                                        -----               -----
Income (loss) before income taxes..............           8.7                (8.7)
Income tax benefit (expense)...................           3.8                (0.0)
                                                        -----               -----
Net income (loss)..............................          12.5%               (8.7)%
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

Comparison of Years Ended December 31, 2004 and 2003

REVENUE

     Revenue increased $4,117,000 or 52.1% to $12,012,000 for the year ended December 31, 2004 from $7,895,000 for the year ended December 31, 2003.

Equipment Revenue

     Equipment revenue increased $3,811,000 or 56.4% from $6,759,000 for the year ended December 31, 2003 to $10,570,000 for the year ended December 31, 2004. The number of units sold in 2004 increased 46.7% over 2003. The increase in sales for the year ended December 31, 2004 is primarily a direct result of the Company's aggressive pursuit of international sales and an improvement in the domestic economy during 2004. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, and consumer electronic industries. Of the total units sold, international system sales increased 79.6% over 2003. The Company continues to be cautiously optimistic in regards to a slowly domestic recovering economy throughout 2005, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

     Test center revenue increased $63,000 or 5.5% from $1,136,000 for the year ended December 31, 2003 to $1,199,000 for the year ended December 31, 2004. In 2004, the Company operated four test centers in the U.S., maintained three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe, versus four test centers in the U.S., four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe during the same period in 2003. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the increase in test center revenue to a moderately improved domestic economic atmosphere in the high technology testing industry. The Company is continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

     Qualmark ACG Corporation generated $243,000 of revenue for six-weeks of operations in 2004. The revenue generated by QualMark ACG included complete factory rebuilt vibration test systems and shakers, replacement field coils, replacement armatures, as well as field service support.

GROSS MARGIN

     The gross margin for the year ended December 31, 2004 was 46.6%. This compares to a gross margin of 39.9% for the year ended December 31, 2003. The increase in gross margin for the year ended 2004 is primarily due to the 46.7% increase in units sold.

OPERATING EXPENSE

     Total operating expenses increased $746,000 or 20.1% from $3,712,000 for the year ended December 31, 2003 to $4,458,000 for the year ended December 31, 2004.

     Selling, general and administrative expenses increased $987,000 or 41.1% from $2,403,000 for the year ended December 31, 2003 to $3,390,000 for the year ended December 31, 2004. The primary increase of selling, general, and administrative expenses during 2004 is attributed to the Company's 52.1% increase in sales and the investment in the Company through its sales and marketing programs, which is in line with the Company's projected needs.

     Research and development costs increased $56,000 or 8.2% from $679,000 for the year ended December 31, 2003 to $735,000 for the year ended December 31, 2004. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

     Arbitration and related legal expenses decreased $297,000 or 47.1% from $630,000 for the year ended December 31, 2003 to $333,000 for the year ended December 31, 2004. On June 19, 2004, the Company was granted summary judgment for a complaint of copyright infringement brought by Dr. Hobbs, which was affirmed on March 11, 2005 by the United States Court of Appeals, Tenth Circuit (refer to Note 12 of the Financial Statements). For the year ended December 31, 2004, legal costs of $333,000, attributed to defending the copyright infringement action were included in the financial statements. On November 17, 2003 the Company received the final arbitration decision and the decision on interest and fees on claims brought by Gregg K. Hobbs (refer to Note 12 of the Financial Statements). Arbitration related expenses of $630,000 were accounted for in the year ended December 31, 2003.

INTEREST EXPENSE

     Interest expense decreased $34,000 or 25.4% from $134,000 for the year ended December 31, 2003 to $100,000 for the year ended December 31, 2004. The decrease of $34,000 in expense was due to the pay down of the commercial bank debt during the year of $1,220,000.

INCOME TAX

     For the year ended December 31, 2004, the Company incurred current income tax expense of $12,000 from estimates made for alternative minimum taxes and recognized a deferred income tax benefit of $473,000. During the fourth quarter of 2004, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that at least a portion of the Company's deferred tax asset will be realizable in future periods. The Company's recognition of a portion of the deferred tax asset resulted from having a net operating loss ("NOL") carryforward of approximately $5,500,000 which is available to offset future taxable income, if any through 2024. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, in which no assurance can be given.

NET INCOME (LOSS)

     Net income increased $2,193,000 from a net loss of ($691,000) for the year ended December 31, 2003 to a net income of $1,502,000 for the year ended December 31, 2004. The increase is primarily attributed to the 52.1% increase in revenue and the recognition of $473,000 of the Company's deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     During 2003, the Company experienced a "leveling" out of business, in which sales and demand remained steady for its capital equipment products. This activity met the Company's internal projections for capital equipment demand and financial performance for 2003. During 2004, the Company experienced a 52% increase in revenue, which was primarily attributed to the continued adoption and acceptance of HALT and HASS testing techniques and a revised sales process that included a move toward value selling and the Company wide customer satisfaction philosophy. The Company cannot give any assurance on the continued demand for its products and/or services. On February 13, 2004, the Company executed a definitive settlement agreement with Dr. Hobbs regarding the existing arbitration award, in which the Company paid approximately $439,000 to Dr. Hobbs during 2004 (refer to Note 12 of the Financial Statements). These payments are complete and were made primarily from the Company's cash flow generated from 2004 operations.

     While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2005 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2005. However, the Company's management believes that the Company's cash and cash equivalents and working capital, provide adequate capital resources to fund its operations, 2005 debt and working capital needs through at least the end of 2005, and into the first quarter of 2006. The Company's inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

     During 2004, the Company generated $419,000 of cash from operating activities, invested $905,000 for the purchase of substantially all of the assets of ACG Dynamics, Inc., $264,000 for equipment, and $6,000 for patents, borrowed $2,030,000 from commercial banks and commercial bank affiliates, and repaid $1,220,000 of commercial bank borrowings. These activities resulted in a cash increase of $74,000, for a year-end balance of $516,000 at December 31, 2004. During 2003, the Company generated $75,000 of cash from operating activities, invested $239,000 for equipment, $3,000 for patents, received $11,000 from the sale of equipment, borrowed and repaid $250,000 from Company Directors, and repaid $690,000 of commercial bank borrowings. These activities resulted in a cash decrease of $846,000, for a year-end balance of $442,000 at December 31, 2003.

     The Company's commercial borrowings consist of a term loan, a revolving line of credit, and a convertible debt agreement (Refer to Note 5 of the Financial Statements).

     On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility (the "new Credit Facility") with Silicon Valley Bank (the "Commercial Bank"). The new Credit Facility consists of a $750,000, three-year term loan payable with monthly payments of $20,800 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate ("Prime") with a minimum interest rate of 5.5%. The interest rate for the term loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the new Credit Facility are collateralized by substantially all the assets of the Company (refer to Note 5 of the Financial Statements). Both the revolving credit line and term loan under the new Credit Facility are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2004, there was $1,500,000 of availability on the line of credit.

     On, November 11, 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement ("Convertible Debt") with an affiliate of the Commercial Bank. The Convertible Debt initially bears interest at a rate of 8% per annum and is subordinate to the new Credit Facility with the Commercial Bank. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company's common stock over the preceding 20 trading day period exceeds $1.66. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the Debt Holder's option, into common stock of the Company at a price of $1.66 per share (the "Conversion Price") (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company's common stock has traded at $4.98 for 20 consecutive days (refer to Note 5 of the Financial Statements).

     The Company's average interest rate for the years ended December 31, 2004 and 2003, was 7.5% and 7.13%, respectively.

     As required by the new Credit Facility, the Company will make principal payments of $20,800 on the term loan during 2005. The Company has also determined that, during 2005, draws on the revolving line of credit will be made based on operational cash flow needs or growth based initiatives. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the Commercial Bank and the Convertible Debt holder. The Company believes its relations with its Commercial Bank and Convertible Debt holder to be good.

     The following represents future amounts payable at December 31, 2004 (in thousands).

Year ended December 31,
        2005              $  250
        2006                 250
        2007                 230
        2008                  --
    2009 (November)        1,000
                          ------
                          $1,730
                          ======

Contractual Obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 6 of Financial Statements. At December 31, 2004, the Company's commitments under these obligations were as follows (in thousands):

                          OPERATING
                            LEASES
                          ---------
Year ended December 31,
          2005              $  355
          2006                 299
          2007                 246
          2008                 238
          2009                 184
          2010                  77
                            ------
                            $1,399
                            ======

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

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. At December 31, 2004, the Company reversed a portion of its deferred tax asset allowance to record a deferred tax asset of $473,000. The recognition of this asset was based on the financial results of 2004 and the estimated budget financial results for 2005. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation reserve will be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced with a corresponding credit to income (Refer to Note 7 of the Financial Statements).

     The Company accounts for employee stock-based compensation using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees
(APB 25). Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.

Risk Factors:

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

Legal Proceedings

     Refer to Note 12 of the Financial Statements.

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

     The Company believes its strategy to actively purchase, refurbish and sell a surplus of used QualMark Typhoon equipment from the domestic equipment market, and enter into revenue share test center partnerships will assist in providing a competitive edge. However, the inability to favorably purchase and resell a majority of used QualMark Typhoon equipment from the domestic market or successfully compete in the changing test center market could result in a decrease in demand for its new Typhoon equipment, an excess of inventory held, and a continual loss of test center market share. These situations could have a material adverse effect on our business, financial conditions and results of operations.

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

Acquisition

     On November 15, 2004, QualMark Corporation completed the asset acquisition of Connecticut based ACG Dynamics Inc.,(ACG) an electro-dynamic shaker service company. ACG's results may fluctuate due to a number of factors, including: successful integration with QualMark, variations in the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing costs, capacities and efficiencies; capacity and production constraints, including constraints associated with single-source part suppliers; product failures; competitive factors, including pricing, availability and demand for competing products; cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions; cancellations or rescheduling of customer orders and shipments due to changes in demand; warranty expenses; the availability and cost of parts; the timing, availability and sale of new products by us or our competitors; changes in the mix of products having differing gross margins; changes in average sales prices; long sales cycles associated with our products; variations in product development and other operating expenses; discounts given to certain customers for large volume purchases; and high fixed expenses that increase operating expenses. ACG's sales to customers are usually made under purchase orders with short delivery requirements. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected results of operations. We cannot guarantee that ACG's results of operations will not be adversely affected in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $730,000 new Credit Facility (Refer to Note 5 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2004 would be an annual increase or decrease of approximately $7,300 in interest expense for a twelve-month period.

ITEM 7. FINANCIAL STATEMENTS.

     Index to Financial Statements:

                                                            PAGE NUMBER
                                                            -----------
Report of Independent Registered Public Accounting Firm         F-1
Consolidated Statements of Operations                           F-2
Consolidated Balance Sheets                                     F-3
Consolidated Statements of Shareholders' Equity (Deficit)       F-4
Consolidated Statements of Cash Flows                           F-5
Notes to Consolidated Financial Statements                      F-6

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) Beneficial Ownership Reporting Compliance

     All reports required under section 16(a) beneficial ownership reporting were filed in a timely manner.

Code of Ethics

     We have adopted a code of business ethics and conduct, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer and controller) and employees (the "Code of Ethics"). The Code of Ethics is attached as Exhibit 14 to the 2003 Form 10-KSB report.

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

ITEM 13. EXHIBITS

(a) Exhibits -- See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 2004.

     On October 20, 2004, QualMark Corporation (the "Company") issued a press release announcing its earnings for the third quarter and year to date ended September 30, 2004. The Company also held a conference call on October 20, 2004 at 11:00am EST to discuss the October 20, 2004 press release.

     On November 12, 2004, QualMark ACG Corporation, a wholly owned subsidiary of QualMark Corporation entered into an asset purchase agreement with ACG Dynamics, Inc. ("ACG") of West Haven, Connecticut to purchase substantially all of the assets of ACG. In order to finance the acquisition of the assets of ACG and to provide for future growth, QualMark entered into a Loan and Security Agreement on November 11, 2004, with Partners for Growth, L.P.

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

Dated: March 30, 2005                   QUALMARK CORPORATION


                                        By: /s/ CHARLES D. JOHNSTON
                                            ------------------------------------
                                            Charles D. Johnston, President and
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                            TITLE                      DATE
       ---------                            -----                      ----


/s/ Charles D. Johnston      President, Chief Executive Officer   March 30, 2005
--------------------------   and Director
    Charles D. Johnston


/s/ Anthony A. Scalese       Chief Financial Officer              March 30, 2005
--------------------------   and Principal Accounting Officer
    Anthony A. Scalese


/s/ James L.D. Roser         Director                             March 30, 2005
--------------------------
    James L.D. Roser


/s/ William J. Sanko         Director                             March 30, 2005
--------------------------
    William J. Sanko


/s/ Alan T. Valenti          Director                             March 30, 2005
--------------------------
    Alan T. Valenti


/s/ Gerald Laber             Director                             March 30, 2005
--------------------------
    Gerald Laber

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
QualMark Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of QualMark Corporation and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QualMark Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ GHP HORWATH, P.C.

Denver, Colorado
February 25, 2005, except for Notes 8 and 12, as to which the date is March 20, 2005.

QUALMARK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                            2004     2003
                                                          -------   ------
Revenues                                                  $12,012   $7,895
Cost of revenues                                            6,416    4,748
                                                          -------   ------
      Gross profit                                          5,596    3,147
                                                          -------   ------
Selling, general and administrative expenses                3,390    2,403
Arbitration and related legal expenses                        333      630
Research and development expenses                             735      679
                                                          -------   ------
      Total operating expenses                              4,458    3,712
                                                          -------   ------
      Income (loss) from operations                         1,138     (565)

Other income (expense):
   Interest expense                                          (100)    (134)
   Interest income and other                                    3        8
                                                          -------   ------
Income (loss) before income taxes                           1,041     (691)

Income tax benefit                                            461       --
                                                          -------   ------
Net income (loss)                                         $ 1,502   $ (691)
                                                          =======   ======
Net income (loss) per basic common share (Note 1)         $  0.29   $(0.31)
                                                          =======   ======
Net income (loss) per diluted common share (Note 1)       $  0.20   $(0.31)
                                                          =======   ======
Weighted average shares outstanding - basic                 3,675    3,610
                                                          =======   ======
Weighted average shares outstanding - diluted               7,367    3,610
                                                          =======   ======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                  DECEMBER 31,
                                                               -----------------
                                                                 2004      2003
                                                               -------   -------
ASSETS

Current assets:
   Cash and cash equivalents                                   $   516   $   442
   Trade accounts and note receivable, net of allowance
      for doubtful accounts of $50 and $28, respectively         2,748     2,119
   Inventories, net                                                749       379
   Current deferred tax assets, net                                120        --
   Other current assets                                            183        35
                                                               -------   -------
      Total current assets                                       4,316     2,975
Property and equipment, net                                        592       622
Restricted cash                                                     90        90
Goodwill                                                         1,057        --
Intangible assets                                                  296         7
Non-current deferred tax assets, net                               353        --
Other assets                                                       184        87
                                                               -------   -------
                                                               $ 6,888   $ 3,781
                                                               =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                            $   676   $   858
   Accrued expenses                                                953       450
   Deferred revenue and customer deposits                           89        --
   Current portion of long-term debt                               250       440
   Accrued arbitration settlement                                   --       426
                                                               -------   -------
      Total current liabilities                                  1,968     2,174
   Deferred revenue                                                 48        --
   Long-term debt                                                1,480       480
   Other liabilities                                                12        --
                                                               -------   -------
      Total liabilities                                          3,508     2,654
                                                               -------   -------

Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares
   authorized (Note 8):
   1,000,000 designated as Series B, 683,967 shares (2004)
      and 631,549 shares (2003) issued and outstanding,
      liquidation preference of $1,530 (2004)                    1,500     1,369
                                                               -------   -------
   3,000 designated as Series C, 1,198 shares (2004) and
      1,106 shares (2003) issued and outstanding,
      liquidation preference of $1,247 (2004)                      799       503
                                                               -------   -------
Shareholders' equity (deficit):
   Common stock; no par value; 15,000,000 shares authorized;
      4,133,348 shares (2004) and 3,610,092 shares (2003)
      issued and outstanding                                     7,768     7,444
   Accumulated deficit                                          (6,687)   (8,189)
                                                               -------   -------
      Total shareholders' equity (deficit)                       1,081      (745)
                                                               -------   -------
                                                               $ 6,888   $ 3,781
                                                               =======   =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                 COMMON STOCK
                                              ------------------   ACCUMULATED
                                                SHARES    AMOUNT     DEFICIT    TOTAL
                                              ---------   ------     -------   ------
Balance January 1, 2003                       3,610,092   $7,829     $(7,498)  $  331
Compensation related to issuance of
   options for services                              --       11          --       11
Warrants issued in connection with
   bank financing                                    --       18          --       18
Preferred stock dividends                            --     (197)         --     (197)
Accretion of redeemable preferred stock              --     (217)         --     (217)
Net loss                                             --       --        (691)    (691)
                                              ---------   ------     -------   ------
Balance December 31, 2003                     3,610,092    7,444      (8,189)    (745)
Issuance of common stock in connection with
   the acquisition                              523,256      750          --      750
Preferred stock dividends                            --     (212)         --     (212)
Accretion of redeemable preferred stock              --     (214)         --     (214)
Net income                                           --       --       1,502    1,502
                                              ---------   ------     -------   ------
Balance December 31, 2004                     4,133,348   $7,768     $(6,687)  $1,081
                                              =========   ======     =======   ======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                                           2004     2003
                                                                         -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ 1,502   $ (691)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Increase (decrease) in provision for inventory reserve                      5      (12)
   Provision (recovery) for bad debts                                         22      (24)
   Gain on disposal of equipment                                              --       (4)
   Depreciation and amortization                                             288      343
   Deferred tax benefit                                                     (473)      --
   Other                                                                       7       23
Changes in assets and liabilities, net of business acquisition:
      Trade accounts and note receivable                                    (363)    (627)
      Inventories                                                            (83)     246
      Other assets                                                          (290)     (47)
      Accounts payable                                                      (246)     371
      Accrued expenses                                                       410      111
      Accrued arbitration settlement                                        (426)     426
      Customer deposits and deferred revenue                                  66      (40)
                                                                         -------   ------
         Net cash provided by operating activities                           419       75
                                                                         -------   ------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of ACG Dynamics, Inc.                             (905)      --
Acquisition of property and equipment                                       (230)    (239)
Sale of property and equipment                                                --       11
Investment in patents                                                         (6)      (3)
                                                                         -------   ------
         Net cash used in investing activities                            (1,141)    (231)
                                                                         -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                   2,030      250
Repayments of borrowings                                                  (1,234)    (940)
                                                                         -------   ------
         Net cash provided by (used in) financing activities                 796     (690)
                                                                         -------   ------

Net increase (decrease) in cash and cash equivalents                          74     (846)
Cash and cash equivalents at beginning of year                               442    1,288
                                                                         -------   ------
Cash and cash equivalents at end of year                                 $   516   $  442
                                                                         =======   ======

SUPPLEMENTAL DISCLOSURE
Interest paid                                                            $    91   $  130
                                                                         =======   ======

NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer of equipment to inventory held for resale                       $    22   $    1
                                                                         =======   ======
Exchange of equipment for other assets                                   $    31   $   --
                                                                         =======   ======
Preferred stock dividends                                                $   212   $  197
                                                                         =======   ======
Accretion of redeemable preferred stock                                  $   214   $  217
                                                                         =======   ======
Capital lease obligations                                                $    34   $   --
                                                                         =======   ======

                                   (continued)

QUALMARK CORPORATION AND SUBSIDIARY

(IN THOUSANDS)

Acquisition of ACG Dynamics, Inc.:

Assets acquired:
   Accounts receivable                                                   $  288
   Inventory                                                                270
   Property and equipment                                                    33
   Other assets                                                              45
   Customer list                                                            152
   Non-compete agreements                                                    74
   Goodwill                                                               1,057

Liabilities assumed:
   Accounts payable                                                         (41)
   Accrued expenses                                                        (108)
   Customer deposits                                                        (99)
   Closing costs                                                            (16)
                                                                         ------
Net assets acquired                                                       1,655
Less: QualMark common stock issued                                         (750)
                                                                         ------
Net cash paid                                                            $  905
                                                                         ======

                     The accompanying notes are an integral
                 part of these consolidated financial statements

QUALMARK CORPORATION AND SUBSIDIARY

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

     197. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          The Company evolved from a business manufacturing and marketing its proprietary OVS (Omni-axial Vibration System) equipment or (Typhoon Systems) to a full service organization offering HALT (Highly Accelerated Life Test) and HASS (Highly Accelerated Stress Screen) test services as well. The Company operates a network of test centers, known as Accelerated Reliability Test Centers ("ARTC"), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using QualMark's OVS physical stress equipment performed either in the ARTC test centers or at the customer's site.

          QualMark currently operates four test centers located in the metropolitan areas of Denver, Colorado, Huntington Beach, California, Santa Clara, California, and Boston, Massachusetts. The Company also utilizes three domestic strategic agreements with large testing companies in Detroit, Michigan, Hillboro, Oregon, and Huntsville, Alabama. In addition, the Company has established strategic agreements with IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning, and the Swedish Institute of Production Engineering to operate testing centers in Enschede, Netherlands, Milan, Italy, and Molndal, Sweden. As domestic or international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.

          On November 15, 2004, QualMark completed the asset acquisition of Connecticut based ACG Dynamics Inc. ("ACG") an electrodynamic shaker service company. ACG is headquartered in West Haven, Connecticut and is a leader in supplying electrodynamic systems, components, and service to the worldwide vibration test equipment market. QualMark formed a separate wholly-owned subsidiary, QualMark ACG Corporation ("QualMark ACG"), to acquire substantially all assets subject to certain liabilities of ACG. The newly formed QualMark ACG provides turn-key vibration testing systems consisting of factory rebuilt/upgraded electrodynamic systems, new QualMark ACG solid state power amplifiers and digital vibration controllers.

     LIQUIDITY

          During 2003, the Company experienced a "leveling" out of business, in which sales and demand remained steady for its capital equipment products. This activity met the Company's internal projections for capital equipment demand and financial performance for 2003. During 2004, the Company experienced a 52% increase in revenue, which was primarily attributed to the continued adoption and acceptance of HALT and HASS testing techniques and a revised sales process that included a move toward value selling and the Company wide customer satisfaction philosophy. The Company cannot give any assurance on the continued demand for its products and/or services. On, February 13, 2004 the Company executed a definitive settlement agreement with Dr. Hobbs regarding the existing arbitration award, in which the

     Company paid approximately $439,000 to Dr. Hobbs during 2004. These payments are complete and were made primarily from the Company's cash flow generated from 2004 operations (Note 12).

          While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2005 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2005. However, the Company's management believes that the Company's cash and cash equivalents and working capital, provide adequate capital resources to fund its operations, 2005 debt and working capital needs through at least the end of 2005, and into the first quarter of 2006. The Company's inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

     CASH AND CASH EQUIVALENTS

          Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

     CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company is not exposed to a concentration of credit risk as it relates to specific industries, as its customers are not heavily concentrated in any specific industry. During 2004 and 2003, one customer comprised approximately 22% and 12%, respectively, of the Company's revenue. The revenue was all recorded in the Company's equipment sales segment. The Company was not dependent on any single industry segment for its revenues.

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

     LONG-LIVED ASSETS

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. At December 31, 2004 and 2003, management believes that no impairment has occurred.

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

     ADVERTISING EXPENSE

          The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2004 and 2003 was not significant.

     PREOPENING COSTS

          The Company charges to selling, general and administrative expense the preopening costs of new service centers as incurred. These costs are primarily labor, supplies, preopening marketing and advertising and other expendable items.

     INCOME TAXES

          The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. At December 31, 2004, the Company reversed a portion of its deferred tax asset allowance to record a deferred tax asset of $473,000. The recognition of this asset was based on the financial results of 2004 and the estimated budgeted financial results for 2005. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation reserve will be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced with a corresponding credit to income. (Note 7).

     PRODUCT WARRANTIES

          Provision for anticipated warranty costs is recorded at the time the sale is recognized. The provision is based on historical warranty experience. In 2004 and 2003, the Company offered a one-year parts and limited labor warranty on all new chambers, and sells an equipment service contract for an additional one-year extended service warranty (Note 6).

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

          Earnings (loss) per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings (loss) per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive, and therefore, basic and diluted earnings per share are the same.

     The calculation of basic and diluted earnings (loss) per share is as follows (in thousands, except per-share amounts):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2004      2003
                                                              ------   -------
Net income (loss)                                             $1,502   $  (691)

Accretion of redeemable preferred stock                         (214)     (217)
Preferred stock dividends                                       (212)     (197)
                                                              ------   -------

Net income (loss) applicable to common shareholders-basic     $1,076   $(1,105)
                                                              ======   =======
Weighted  average  shares  outstanding - basic                 3,675     3,610
                                                              ======   =======
Net income (loss) per share - basic                           $ 0.29   $ (0.31)
                                                              ======   =======

Net income (loss) applicable to common shareholders-diluted   $1,502   $(1,105)
                                                              ======   =======
Weighted  average  shares  outstanding - basic                 3,675     3,610
Dilutive securities                                            3,692        --
                                                              ------   -------
Weighted  average  shares  outstanding - diluted               7,367     3,610
                                                              ======   =======
Net income (loss) per share  - diluted                        $ 0.20   $ (0.31)
                                                              ======   =======

          Options and warrants to purchase 163,390 shares of common stock, 658,387 (3,453,173 if converted to common shares, refer to Note 8) preferred shares, and 75,301 shares of convertible debt, (Note 5) were included in the dilutive calculation for the year ended December 31, 2004.

          Options and warrants to purchase 1,851,063 shares of common stock and 658,387 (3,453,173 if converted to common shares, refer to Note 8) preferred shares were excluded from dilutive stock option calculations for the year ended December 31, 2003, as their inclusion would be antidilutive.

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

     COMPREHENSIVE INCOME

          For the years ended December 31, 2004 and 2003, comprehensive income
     (loss) equaled net income (loss).

     STOCK-BASED COMPENSATION

          SFAS No. 123, Accounting for Stock- Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below (in thousands, except in per share amounts):

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                                 2004      2003
                                                                ------   -------
Net income (loss) applicable to common shareholders             $1,076   $(1,105)

ADD: Stock-based employee compensation expense included
in reported net loss, net of related tax effects                    --        --

DEDUCT: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, including awards issued in prior periods which
   vested in the current periods, net of related tax
   effects                                                        (201)     (465)
                                                                ------   -------
Pro forma net income (loss)                                     $  875   $(1,570)
                                                                ======   =======
Income (loss)  per share:

Basic - as reported                                             $ 0.29   $ (0.31)
                                                                ======   =======
Diluted - as reported                                           $ 0.20   $ (0.31)
                                                                ======   =======

Basic - pro forma                                               $ 0.24   $ (0.44)
                                                                ======   =======
Diluted - pro forma                                             $ 0.18   $ (0.44)
                                                                ======   =======

          The fair value of options granted in 2004 and 2003 were $171,000 and $57,000 respectively. The fair value of each option and grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2004 and 2003: dividend yield of zero; expected volatility ranging from 100% to 139% ; risk-free interest rates ranging from 2.5% to 5.21%; and an expected term of three to ten years.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions and will apply this standard beginning in 2006. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

          In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for periods ending after December 15, 2003 for public companies (other than small business issuers), and became effective by the end of the first annual reporting period ending after December 15, 2004 for companies that are small business issuers. FIN 46R did not have an impact on the Company's financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset is some circumstances). Mandatorily redeemable instruments (i.e. instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the Company's financial position or results of operations.

2. INVENTORIES

     Inventories consist of the following (in thousands):

                                   DECEMBER 31,
                                   ------------
                                   2004   2003
                                   ----   ----
Raw materials                      $620   $375
Work in process                      57     13
Finished goods                      124     38
Less: Allowance for obsolescence    (52)   (47)
                                   ----   ----
                                   $749   $379
                                   ====   ====

     The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                      DECEMBER 31,
                                   -----------------
                                     2004      2003
                                   -------   -------
Machinery and equipment            $ 2,229   $ 2,139
Furniture and fixtures                 139       141
Leasehold improvements                 408       375
Software                               302       259
                                   -------   -------
                                     3,078     2,914
Less: Accumulated depreciation
   and amortization                 (2,486)   (2,292)
                                   -------   -------
                                   $   592   $  622
                                   =======   =======

     Depreciation expense was approximately $273,000 and $320,000 for the years ended December 31, 2004 and 2003, respectively.

4. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                   DECEMBER 31,
                                   ------------
                                    2004   2003
                                    ----   ----
Accrued warranty                    $172   $123
Accrued employee related             420    238
Accrued bonus                        191     --
Other                                170     89
                                    ----   ----
                                    $953   $450
                                    ====   ====

5. INDEBTEDNESS

     The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt").

     On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility (the "new Credit Facility") with Silicon Valley Bank (the "Commercial Bank"). The new Credit Facility consists of a $750,000, three-year term loan payable with monthly payments of $20,800 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate ("Prime") with a minimum interest rate of 5.5%. The interest rate for the term loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the new Credit Facility are collateralized by substantially all the assets of the Company. Both the revolving credit line and term loan under the new Credit Facility are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2004, there was $1,500,000 of availability on the line of credit.

     On, November 11, 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement with an affiliate of the Commercial Bank. The Convertible Debt initially bears interest at a rate of 8% per annum and is subordinate to the new Credit Facility with the Commercial Bank. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company's common stock over the preceding 20 trading day period exceeds $1.66. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the debt holder's option, into common stock of the Company at a price of $1.66 per share (the "Conversion Price") (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company's common stock has traded at $4.98 for 20 consecutive days.

     The Company's average interest rate for the years ended December 31, 2004 and 2003, was 7.5% and 7.13%, respectively.

     As required by the new Credit Facility, the Company will make principal payments of $20,800 on the term loan during 2005. The Company has also determined that, during 2005, draws on the revolving line of credit are expected to be made based on operational cash flow needs or growth based initiatives. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the Commercial Bank and the Convertible Debt holder. The Company believes its relations with its Commercial Bank and Convertible Debt holder to be good.

     The following represents future amounts payable at December 31, 2004 (in thousands).

Year ended December 31,
          2005            $  250
          2006               250
          2007               230
          2008                --
    2009 (November)        1,000
                          ------
                          $1,730
                          ======

6. COMMITMENTS AND CONTINGENCIES

     Leases:

     The Company leases office space, and operating facilities under operating lease arrangements. Future minimum lease payments consist of the following at December 31, 2004 (in thousands):

                          OPERATING
                            LEASES
                          ---------
Year ended December 31,
          2005              $  355
          2006                 299
          2007                 246
          2008                 238
          2009                 184
          2010                  77
                            ------
                            $1,399
                            ======

     Rent expense for the years ended December 31, 2004 and 2003 was approximately $412,000 and $430,000, respectively.

     The future minimum lease payments above include a seven year lease entered into by the Company on December 31, 2002 with a third party for a new corporate facility in Denver, Colorado. The lease commenced on April 1, 2003. In connection with this lease the Company has $90,000 in restricted cash used to secure an irrevocable standby letter of credit in the amount of $90,000 (the "LOC") with the lessor. The LOC is to be used as collateral for the completion of certain tenant improvements to this facility. The LOC had an expiration date of July 31, 2004, but was extended through July 31, 2005. The LOC can be extended on a yearly basis through July 31, 2009.

     Product warranty costs:

     The following is a reconciliation of the changes in the Company's product warranty liability during the years ended December 31, 2004 and 2003 (in thousands):

                               YEARS ENDED DECEMBER 31,
                               ------------------------
                                      2004   2003
                                     -----   ----
Balance, January 1                   $ 123   $ 96
Warranty expenditures                 (146)   (99)
Provision for warranty costs           195    126
                                     -----   ----
Balance, December 31                 $ 172   $123
                                     =====   ====

7. INCOME TAXES

     Income tax (benefit) expense consists of the following (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                   2004    2003
                                                  -----   -----
Current tax expense (benefit)
   Federal                                        $  12   $  --
   State                                             --      --
                                                  -----   -----
                                                     12

Deferred tax expense (benefit)
   Federal                                          364    (221)
   State                                             54     (32)
                                                  -----   -----
                                                    418    (253)
                                                  -----   -----
(Decrease) increase in valuation allowance         (891)    253
                                                  -----   -----
                                                  $(461)  $  --
                                                  =====   =====

For 2004, income tax expense (benefit) includes approximately $441,000 resulting from the utilization of NOL carryforwards. A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                             ------------------------------
                                                  2004             2003
                                             -------------    -------------
                                             AMOUNT    %      AMOUNT    %
                                             ------  -----    ------  -----
Computed "expected" tax                      $ 354    34.0%   $(235)  (34.0)%
State income taxes, net of Federal
   income tax effect                            52     5.0%     (34)   (5.0)%
(Decrease) increase in valuation
   allowance                                  (891)  (85.7)%    253    30.9%
Nondeductible expenses and other                12     1.2%      16     8.1%
AMT tax                                         12     1.2%      --      --
                                             -----   -----    -----   -----
                                             $(461)  (44.3)%  $  --     --%
                                             =====   =====    =====   =====

     Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                                DECEMBER 31,
                                             -----------------
                                               2004      2003
                                             -------   -------
Deferred tax assets:
   Net operating loss carry forwards         $ 2,153   $ 2,593
   Accrued liabilities                           111        91
   Allowance for doubtful accounts                20        11
   Inventory reserves                              7        21
   Depreciation and amortization                 182       167
   Deferred compensation                          14        17
   Valuation allowance                        (1,948)   (2,839)
                                             -------   -------
Total deferred tax assets                        539        61
                                             -------   -------
Deferred tax liabilities:
   Goodwill                                       (4)       --
   Amortization of patents                       (62)      (61)
                                             -------   -------
Total deferred tax liabilities                   (66)      (61)
                                             -------   -------
Net deferred tax asset                       $   473   $    --
                                             =======   =======

     As of December 31, 2004, the Company had a net operating loss ("NOL") carryforward of approximately $5,500,000 which is available to offset future taxable income, if any through 2024. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

8. PREFERRED STOCK

Preferred Stock - Series B

     On March 27, 2002 an existing common stock investor (the "Investor") exchanged its 571,013 outstanding shares of Series A preferred stock (which represented all of the Company's designated and issued shares of Series A preferred stock), for an equal number of shares of Series B preferred stock of the Company. The Series B preferred stock has the same preferences, limitations and relative rights as the Series A preferred stock, except that the conversion rate will be $0.922 per share instead of $2.15 per share. These rights include voting rights equal to the number of shares of common stock into which each share of preferred stock would be convertible, dividends at the rate of 8.0% per annum paid quarterly either in cash or in kind, priority over common stock to distributions upon liquidation or dissolution and redemption rights on any date after September 1, 2004. The preferred stock exchange resulted in a beneficial conversion feature of $489,000. This beneficial conversion feature would normally have resulted in a credit to common stock and a charge to retained earnings. As the Company has an accumulated deficit, both the credit and charge are reflected in common stock. This beneficial conversion feature was recorded as a charge to loss applicable to common shareholders for the quarter ended March 31, 2002. The accretion recorded under the mandatory redemption feature for the years ended December 31, 2004 and 2003 was $14,000 and $17,000, respectively, for each period.

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

     Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. Preferred stock dividends were approximately $117,000 and $109,000 during 2004 and 2003, respectively. As of December 31, 2004, the Series B preferred shares have $60,000 accumulated dividends in arrears. On March 20, 2005, the accumulated dividends in arrears were satisfied through the issuance of 27,819 Series B preferred shares.

     Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,530,000 at December 31, 2004.

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

     On March 27, 2002, the Investor purchased 1,000 shares of Series C preferred stock and warrants to purchase shares of common stock, in exchange for $1,000,000. The net proceeds to the Company were $967,000. The warrants were valued and recorded at $259,000. Due to the conversion feature of the Series C preferred stock transaction, a beneficial conversion feature of $741,000 existed at the execution of the agreement. The Company is accreting the warrants and the beneficial conversion feature of the Series C preferred stock to the earliest date the Series C preferred stockholders can elect the option to redeem the Series C preferred stock. The accretion recorded for each of the years ended December 31, 2004 and 2003 was $148,000. The beneficial conversion feature was recorded as an increase to common stock and a decrease to Series C preferred stock.

     The holder of the Series C preferred stock have various rights and preferences as follows:

     Designation - On November 2, 2004, the Company's Board of Directors approved an increase in the number of designated Series C preferred shares to 3,000. This increase in the Series C designation allows the Company to continue to issue preferred stock to the holder, as payment for dividends earned.

     Conversion -- The Investor may now convert its Series C preferred stock into shares of the Company's common stock at any time. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms result in a beneficial conversion feature of approximately $741,000, which was recorded in the first quarter of 2002, and is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock.

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

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. Preferred stock dividends were approximately $95,000 and $88,000 during 2004 and 2003, respectively. As of December 31, 2004, the Series C preferred shares have accumulated dividends in arrears of $49,000. On March 20, 2005, the accumulated dividends in arrears were satisfied through the issuance of 49 Series C preferred shares.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,247,000 at December 31, 2004.

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

     The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. Warrant accretion was approximately $52,000 during 2004 and 2003.

     On July 25, 2003, the Company issued 25,000 warrants to its commercial bank for consideration of the renegotiated Credit Agreement. The exercise price of the warrants is $1.155, and the warrants have a term of two years during which they can be exercised. The warrants issued represent debt issue costs and the value was estimated to be approximately $18,000, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 141%, risk free interest rate of 2%, and an expected term of two years. The debt issue costs were amortized on the straight line method to interest expense over the term of the Credit Agreement (through March 15, 2004). For the years ended December 31, 2004 and 2003 the Company amortized $7,000 and $11,000, respectively, to interest expense.

     Stock warrant transactions during 2004 and 2003 are summarized below:

                                               WEIGHTED
                                                AVERAGE
                                               EXERCISE
                                     SHARES      PRICE
                                   ---------   --------
Outstanding at January 1, 2003     1,176,688     $3.30
Granted                               25,000      1.16
Exercised                                 --        --
Forfeited                                 --        --
                                   ---------     -----
Outstanding at December 31, 2003   1,201,688      3.26
Granted                                   --        --
Exercised                                 --        --
Forfeited                           (759,535)     4.42
                                   ---------     -----
Outstanding at December 31, 2004     442,153     $1.26
                                   =========     =====

     STOCK OPTIONS

     The Company has two stock option plans, an incentive stock option plan (the "1993 Plan") and the 1996 Stock Option Plan (the "1996 Plan") (collectively, the "Plans"). The 1993 Plan provides employees and officers with an opportunity to purchase an aggregate of 159,746 shares of the Company's common stock. The 1993 Plan requires that incentive stock options be issued at exercise prices which are at least 100% of the fair value of the stock at the date of the grant. Options issued under the 1993 Plan vest at a rate of 25% per year over four years and generally expire up to ten years from the date of grant. Under the 1996 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 1996 Plan must be at least 100% of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 722,000 are reserved for issuance under the 1996 Plan, as amended. Shares forfeited can be reissued under the 1996 Plan. Options issued under the 1996 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 33% per year over three years for employees and immediate to 33% per year over three years for directors and generally expire up to ten years from the date of grant.

     Stock option transactions of the Plans during 2004 and 2003 are summarized below:

                                               WEIGHTED
                                               AVERAGE
                                               EXERCISE
                                    SHARES      PRICE
                                   --------   ---------
Outstanding at January 1, 2003      701,375     $2.25
Granted                              94,000      0.63
Exercised                                --        --
Forfeited                          (146,000)     2.95
                                   --------     -----
Outstanding at December 31, 2003    649,375      1.87
Granted                             155,000      1.43
Exercised                                --        --
Forfeited                           (63,925)     2.23
                                   --------     -----
Outstanding at December 31, 2004    740,450     $1.75
                                   ========     =====

     At December 31, 2004 and 2003, options were exercisable with respect to 605,800 and 541,653 shares, respectively, with exercise prices ranging from $0.60 to $6.44 and a weighted average exercise price of $1.84 and $2.01, respectively. As of December 31, 2004 the weighted average contractual life was
4.59 years.

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of options as of December 31, 2004:

                                                                WEIGHTED AVERAGE
                       NUMBER OF SHARES   WEIGHTED AVERAGE   REMAINING CONTRACTUAL
EXERCISE PRICE RANGE      OUTSTANDING      EXERCISE PRICE             LIFE
--------------------   ----------------   ----------------   ---------------------
    $0.60 - $1.35           236,000             $0.88                 5.80
    $1.40 - $1.61           255,500             $1.46                 5.03
    $3.25 - $6.44           248,950             $2.87                 1.83
                            -------             -----                 ----
                            740,450             $1.75                 4.59
                            =======             =====                 ====

10. PROFIT SHARING PLAN

     The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. Participants vest in employer contributions at a rate of 20% per year over five years. Effective July 1, 2004, the plan allowed for company matching contributions of $0.13 for every $1.00 invested by the employee in the program, limited to the first $10,000 contributed by the employee. Employer contributions are made quarterly. In 2004, the Company contributed a total of $7,200. During 2003, no contributions were made to the Plan.

11. SEGMENT INFORMATION

     Prior to November 2004, the Company operated in two business segments, testing equipment and Accelerated Reliability Test Centers ("ARTC"). The testing equipment segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental. On November 15, 2004, the Company added a third segment, QualMark ACG (ACG) (refer to Note 13). The ACG segment is engaged in the manufacture and repair of vibration shaker systems.

     The accounting policies for these segments are the same as those described in Note 1 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to the equipment and ARTC business segments in determining their gross profit, and actual revenue and expenses are utilized in determining the ACG gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands):

                                          EQUIPMENT    ARTC      ACG    CORPORATE    TOTAL
                                          ---------   ------   ------   ---------   -------
YEAR ENDED DECEMBER 31, 2004
Sales                                      $10,570    $1,199   $  243      $ --     $12,012
Gross profit                                 5,309       217       70        --       5,596
Capital expenditures                           149        81       --        --         230
Total assets                                 5,431       354    1,103        --       6,888
Depreciation and amortization                  103       176        9        --         288
Income tax benefit                              --        --       --       461         461
Interest expense                                --        --       11        89         100
Interest income                                 --        --       --         2           2
OTHER SIGNIFICANT NON-CASH ITEMS:
Redeemable preferred stock dividends
   declared                                     --        --       --       212         212
Accretion of redeemable preferred stock         --        --       --       214         214
YEAR ENDED DECEMBER 31, 2003
Sales                                      $ 6,759    $1,136       --      $ --     $ 7,895
Gross profit                                 3,075        72       --        --       3,147
Capital expenditures                           123       116       --        --         239
Total assets                                 3,291       490       --        --       3,781
Depreciation and amortization                   72       271       --        --         343
Interest expense                                --        --       --       134         134
Interest income                                 --        --       --         5           5
OTHER SIGNIFICANT NON-CASH ITEMS:
Redeemable preferred stock dividends
   declared                                     --        --       --       197         197
Accretion of redeemable preferred stock         --        --       --       217         217

The following information is by geographic area (in thousands):

                               UNITED STATES   MEXICO   EUROPE   ASIA PACIFIC   MIDDLE EAST   OTHER    TOTAL
                               -------------   ------   ------   ------------   -----------   -----   -------
YEAR ENDED DECEMBER 31, 2004
Sales                              $5,668       $174    $1,094      $4,680          $230       $166   $12,012
Long-lived assets, net              2,129         --        --          --            --         --     2,129
YEAR ENDED DECEMBER 31, 2003
Sales                              $4,287       $186    $  798      $2,552          $ 72         --   $ 7,895
Long-lived assets, net                632         --        84          --            --         --       716

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

     On November 17, 2003, the arbitrator made a final award in favor of Hobbs in the amount of $410,729, which includes the net amount of fees and costs awarded to Hobbs as well as interest at 8% from June 20, 2003. In response to efforts by Hobbs to confirm the June 20, 2003 award, the Company filed pleadings contesting confirmation based on irregularities in the arbitration decision and award. Following briefings and two judicial hearings, the Company and Hobbs reached a settlement on February 13, 2004, in which the Company agreed to withdraw its objections to confirmation and Hobbs agreed to accept payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004, which was paid by the Company, and monthly payments, due on the last day of the month, of approximately $19,000 from March through November of 2004, plus interest at 8%. As of December 31, 2004, the Company had completed all payments to Hobbs related to the arbitration award and accrued interest.

     On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied all allegations of the complaint and on June 23, 2003 the Company asserted a counter-claim against Hobbs seeking damages for copyright infringement, alleging that Hobbs had sold all of his HALT and HASS related intellectual property to the Company in 1994 for valuable consideration. On November 3, 2003 the Company filed a motion for partial summary judgment, and on May 21, 2004, the Company filed a motion for leave to supplement its motion for summary judgment. On June 19, 2004, the Judge granted the Company's motion for summary judgment, finding that Hobbs had sold the copyrighted material to the Company for valuable consideration in 1994 and the Court issued an order that Hobbs must pay QualMark's legal fees and costs based on a finding that Hobbs' case was frivolous and his legal positions were not reasonable. The Company submitted an application for fees and costs totaling $243,000. Hobbs has opposed the application for fees, which the U.S. District Court Judge has not yet ruled on. Hobbs also appealed the grant of summary judgment in favor of the Company to the United States Court of Appeals for the 10th Circuit. The appeal was fully briefed by all parties and oral argument was held on January 13, 2005 before a three judge panel of the Court of Appeals. In an Order and Judgment dated March 11, 2005, the Court of Appeals panel unanimously affirmed the decision of the District Court, stating that it agreed with the District Court that summary judgment was appropriate with respect to ownership of the copyrights, that the Copyright Act preempts Hobbs' claims under the Lanham Act and state unfair competition law and that the District Court did not abuse its discretion in awarding attorneys' fees to QualMark. The Court of Appeals also denied Hobbs' motion for permission to file a short rebuttal to supplement oral argument. There is no assurance that Hobbs will not request reconsideration of the three Judge panel's decision by the full Court of Appeals or seek review by the United States Supreme Court. However, were he to do so, the Company believes his prospects for success would be minimal. The Company does expect that the U.S. District Court Judge will now rule on the pending application for fees and costs.

     The Company's counterclaim against Hobbs alleging copyright infringement was dismissed without prejudice based on the Company's having not registered its copyrights prior to initiating the counterclaim. The Company had registered its copyrights in seminar materials with the Register of Copyrights after it filed its counterclaim and the Company has re-filed its infringement action in the U.S. District Court for Colorado and also sought a preliminary injunction to prevent Hobbs from using the Company's copyrighted materials without permission. A hearing on the preliminary injunction was held on July 27, 2004. On September 16, 2004, the U.S. District Court denied the Company's motion for a preliminary injunction and ruled that the matter of Hobbs' alleged infringement of the Company's copyrights and any remedy for such infringement must go to trial.

     There is no assurance that the Company will be awarded by the U.S. District Court all of the fees and costs applied for or that Hobbs will voluntarily pay the Company amounts awarded by the Court. The Company will vigorously pursue its claim for fees and costs and seek to collect any award in full and will take all legal steps necessary to protect its favorable ruling on appeal.

13. ASSET ACQUISITION OF ACG DYNAMICS INC. (ACG)

     On November 12, 2004, QualMark ACG Corporation (the "Purchaser"), a wholly owned subsidiary of QualMark Corporation entered into an asset purchase agreement with ACG Dynamics, Inc. ("ACG") of West Haven, Connecticut to purchase substantially all of the assets of ACG, subject to certain liabilities ("ACG Agreement"). On November 15, 2004, the Company closed the acquisition of ACG. The results of ACG's operations have been included in the consolidated financial statements since that date. ACG, founded in 1972, is an electro-dynamic shaker service company supplying the vibration test equipment market. There is no material relationship between QualMark or any of its affiliates and any of the parties to this transaction.

     The acquisition allows the Company to expand its service organization and provide customers with complete vibration solutions.

     The ACG Agreement provided that on November 15, 2004, ACG deliver to the Purchaser all of ACG's assets used in its business, subject to certain liabilities, in exchange for cash in the total amount of $905,000 and restricted common stock of QualMark equal to $750,000, for a total purchase price of $1,655,000. The securities were valued at $1.433 per share, the average closing price of QualMark's common stock over the thirty days of trading immediately preceding November 10, 2004, resulting in 523,256 shares being issued.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).


Current assets                   $  603
Property and equipment               33
Intangible assets                   226
Goodwill                          1,057
                                 ------
   Total assets acquired          1,919
                                 ------
Current liabilities assumed        (264)
                                 ------
Net assets acquired              $1,655
                                 ======

     The acquired intangible assets have a weighted average useful life of approximately 3.5 years. The intangible assets that make up that amount include non-compete agreements of $74,000 (2- year useful life) and a customer list $152,000 (5-year useful life).

The $1,057,000 of goodwill was assigned to the ACG segment and this amount is expected to be fully deductible for tax purposes.

     The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003, give effect to the above acquisition as if it had occurred at the beginning of each respective period. The unaudited pro forma results of operations for 2004 and 2003 include interest expense under the Convertible Debt agreement, rent expense, a reduction of depreciation expense for the building owned by ACG (pre-acquisition), and amortization of identifiable intangible assets, but does not include amortization of goodwill, pursuant to recently issued accounting standards (in thousands).

                                                       YEARS ENDED
                                               ---------------------------
                                               DECEMBER 31,   DECEMBER 31,
                                                   2004           2003
                                                (UNAUDITED)    (UNAUDITED)
                                               ------------   ------------
Revenue                                           $13,555       $10,014
Net income (loss)                                 $ 1,590       $  (415)
Basic net income (loss) per common share          $  0.28       $ (0.20)
Diluted net income (loss) per common share        $  0 17       $ (0.20)
Basic shares used in per share calculation          4,297         4,133
Diluted shares used in per share calculation        8,352         4,133

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
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

  10.12    Loan and Security Agreement dated December 22, 1998, by and between
           QualMark Corporation and U.S. Bank National Association.(4)

  10.13 Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.(4)

  10.14 Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association.(5)

 EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
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

  10.26    Irrevocable Letter of Credit issued to Catellus Development
           Corporation (12)

10.26(b)   Warrant agreement to purchase 25,000 shares of Common Stock dated
           July 25, 2003 (13)

  10.27    Seventh Amendment to Promissory Notes and Tenth Amendment to Loan
           Agreement dated February 27, 2004 by and between QualMark and U.S.
           Bank National Association. (14)

 EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
  10.28    Settlement Agreement and Payment Schedule dated February 13, 2004, by and between QualMark Corporation and Gregg K. Hobbs. (14)

  10.29    Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan
           Agreement dated April 20, 2004 by and between QualMark and U.S. Bank
           National Association.(15)

  10.30    Loan and Security Agreement dated November 9, 2004 by and between
           QualMark and Silicon Valley Bank (16)

  10.31    Loan and Security Agreement dated November 11, 2004 by and between
           QualMark and Partners for Growth

  10.32    Asset Purchase Agreement dated November 12, 2004 by and between
           QualMark and ACG Dynamics, Inc.

   14      Director and Officer Code of Ethics (14)

  23.1     Consent of GHP Horwath, P.C.

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

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.