Form 10-Q
period 2005-03-31
QUALMARK CORP
filed 2005-05-16
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from ____________________to ________________

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

The number of shares of no par value common stock outstanding at May 13, 2005 is 4,170,733.

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       QUALMARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             FOR THE THREE      FOR THE THREE
                                                              MONTHS ENDED      MONTHS ENDED
                                                               MARCH 31,          MARCH 31,
                                                                  2005              2004
                                                             -------------      -------------
Net revenue                                                  $       3,659      $       2,849
Cost of sales                                                        2,051              1,400
                                                             -------------      -------------
    Gross profit                                                     1,608              1,449

Selling, general and administrative expenses                         1,058              1,023
Research and development expenses                                      195                160
                                                             -------------      -------------
    Income from operations                                             355                266

Other expense:
    Interest, net                                                      (33)               (23)
                                                             -------------      -------------
Income before income taxes                                             322                243
Income tax expense                                                      (4)                --
                                                             -------------      -------------
Net income                                                   $         318      $         243
                                                             =============      =============

Net income per basic common share (Note 4)                   $        0.05      $        0.04
Net income per diluted common share (Note 4)                 $        0.04      $        0.04
Weighted average number of common shares - basic                 4,140,000          3,610,000
Weighted average number of common shares - diluted               8,978,000          3,747,000

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       QUALMARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                MARCH 31,   DECEMBER 31,
                                                                                  2005          2004
                                                                               -----------  ------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash                                                                          $     754   $        516
  Trade accounts receivable, net of allowance for
     doubtful accounts of $51 and $50 at March 31,
      2005 and December 31, 2004, respectively                                      2,951          2,748
  Inventories, net                                                                    831            749
  Current deferred tax assets, net                                                    120            120
  Other current assets                                                                107            183
                                                                                ---------   ------------
    Total current assets                                                            4,763          4,316

  Property and equipment, net                                                         568            592
  Restricted cash                                                                      90             90
  Goodwill                                                                          1,057          1,057
  Intangible assets                                                                   274            296
  Non-current deferred tax assets, net                                                353            353
  Other assets                                                                        180            184
                                                                                ---------   ------------
                                                                                $   7,285   $      6,888
                                                                                =========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $     844   $        676
  Accrued expenses                                                                    952            953
  Deferred revenue and customer deposits                                               58             89
  Current portion of long-term debt                                                   250            250
                                                                                ---------   ------------
    Total current liabilities                                                       2,104          1,968

  Deferred revenue                                                                     45             48
  Long-term debt                                                                    1,421          1,480
  Other liabilities                                                                    --             12
                                                                                ---------   ------------
     Total liabilities                                                              3,570          3,508
                                                                                ---------   ------------
Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares authorized
(Note 7):
     1,000,000 designated as Series B, 711,786 shares (2005) and
683,967 shares (2004)
     shares issued and outstanding, liquidation preference of $1,561
(2005)
                                                                                    1,531          1,500
                                                                                ---------   ------------
     3,000 designated as Series C, 1,247 shares (2005) and 1,198 shares
(2004)
     issued and outstanding, liquidation preference of $1,272 (2005)
                                                                                      874            799
                                                                                ---------   ------------
Shareholders' equity:
  Common stock; no par value; 15,000,000 shares authorized;
     4,152,328 shares (2005) and 4,133,348 shares (2004) issued and                 7,678          7,768
outstanding
  Accumulated deficit                                                              (6,368)        (6,687)
                                                                                ---------   ------------
     Total shareholders' equity                                                     1,310          1,081
                                                                                ---------   ------------
                                                                                $   7,285   $      6,888
                                                                                =========   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       QUALMARK CORPORATION AND SUSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                 FOR THE THREE  FOR THE THREE
                                                                 MONTHS ENDED   MONTHS ENDED
                                                                   MARCH 31,      MARCH 31,
                                                                     2005           2004
                                                                 -------------  -------------
Cash Flows From Operating Activities:
Net income                                                       $         318  $         243
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                           80             74
    Provision for bad debts                                                  1             12
    Warrants and stock option expense                                       --              7
Change in assets and liabilities:
    Trade accounts receivable                                             (204)          (299)
    Inventories                                                            (82)           (17)
    Other assets                                                            80            (35)
    Accounts payable and accrued expenses                                  154            541
    Accrued arbitration settlement                                          --           (280)
    Deferred revenue and customer deposits                                 (34)            49
                                                                 -------------  -------------
        Net cash provided by operating activities                          313            295

Cash Flows From Investing Activities:
Acquisition of property and equipment                                      (34)           (10)
                                                                 -------------  -------------
    Net cash used in investing activities                                  (34)           (10)

Cash Flows From Financing Activities:
Issuance of common stock                                                    18             --
Payments on borrowings                                                     (59)          (140)
                                                                 -------------  -------------
    Net cash used in financing activities                                  (41)          (140)

Net increase in cash                                                       238            145
Cash and cash equivalents at beginning of period                           516            442
                                                                 -------------  -------------
Cash and cash equivalents at end of period                       $         754  $         587
                                                                 =============  =============

Supplemental Disclosure:
Interest paid                                                    $          30  $          17

Non-Cash Investing and Financing Activities:
Preferred stock dividends                                        $          56  $          52
Accretion of preferred stock                                     $          50  $          54

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       QUALMARK CORPORATION AND SUDSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

QualMark Corporation (the "Company") was founded in 1991 and is a manufacturer and distributor of physical stress systems, as well as a provider of physical stress testing services. Physical stress systems rapidly and efficiently expose product design and manufacturing related failures of customer products and components, thereby providing manufacturers necessary information to improve product design, quality and reliability. The Company also provides physical stress testing services through its network of test centers. The Company's wholly-owned subsidiary, Qualmark ACG Corporation ("Qualmark ACG") supplies electrodynamic systems, components, and service to the worldwide vibration test equipment market.

NOTE 1 - Business and Summary of Significant Accounting Policies

Financial Presentation

These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2005 are not necessarily indicative of results for the remainder of 2005. Amounts at December 31, 2004 are derived from the Company's audited consolidated financial statements.

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

                                                              THREE MONTHS ENDED
                                                         MARCH 31, 2005   MARCH 31, 2004
                                                         --------------   --------------
Net income                                                   $  318           $  243
ADD:  Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                           --               --
DEDUCT: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                             (64)             (76)
                                                             ------           ------
Pro forma net income                                         $  254           $  167
                                                             ======           ======
Income per share:
Basic - reported                                             $ 0.05           $ 0.04
                                                             ======           ======
Diluted - reported                                           $ 0.04           $ 0.04
                                                             ======           ======

Basic - pro forma                                            $ 0.04           $ 0.02
                                                             ======           ======
Diluted - pro forma                                          $ 0.03           $ 0.02
                                                             ======           ======

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                   MARCH 31,     DECEMBER 31,
                                     2005            2004
                                   ---------     ------------
Raw materials                      $     586     $        620
Work in process                           65               57
Finished goods                           232              124
Less: Allowance for obsolescence         (52)             (52)
                                   ---------     ------------
                                   $     831     $        749
                                   =========     ============

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Borrowings

The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2004 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the three-month periods ended March 31, 2005 and 2004 was 6.8% and 7.0%, respectively.

Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of March 31, 2005, there were no borrowings and there was $1,500,000 of availability on the line of credit. As of March 31, 2005, the principal balance of the term loan was $671,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of March 31, 2005, the principal balance of the convertible debt was $1,000,000.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. For the three months ended March 31, 2005 and 2004, the Company was in compliance with its financial covenants.

As required by the Credit Agreement, the Company is making monthly principal payments of $20,800 on the term loan during 2005. The Company has also determined that, during 2005, draws on the revolving line of credit are expected to be made based on operational cash flow needs or growth based initiatives. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the Commercial Bank and the Convertible Debt holder. The Company believes its relations with its Commercial Bank and Convertible Debt holder to be good.

NOTE 4 - Income Per Share

Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period, using the if-converted or treasury-stock methods.

The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

Basic and diluted income per share computation:

                                                     THREE MONTHS ENDED
                                                    MARCH 31,   MARCH 31,
                                                       2005       2004
                                                    ---------   ---------
Net income                                          $     318   $     243
Accretion of redeemable preferred stock and
preferred stock dividends                                (106)       (106)
                                                    ---------   ---------
Net income available to common shareholders         $     212   $     137
                                                    =========   =========
Weighted average shares outstanding - basic             4,140       3,610
                                                    =========   =========
Net income per share - basic                        $    0.05   $    0.04
                                                    =========   =========

Net income available to common
  shareholders - diluted (a)                        $     338   $     137
                                                    =========   =========

Weighted average shares outstanding - basic             4,140       3,610

Dilutive securities                                     4,838         137
                                                    ---------   ---------
Weighted average shares outstanding - diluted           8,978       3,747
                                                    =========   =========
Net income per share  - diluted                     $    0.04   $    0.04
                                                    =========   =========

------------

(a) For the period ended March 31, 2005, includes add back of $20,000 of interest expense related to convertible debt under the "If converted" method.

Options and warrants to purchase 495,788 shares of common stock, 713,032 preferred shares (3,739,784 if converted to common shares), refer to Note 8, and convertible debt (602,410 shares if converted), refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the quarter ended March 31, 2005.

Options and warrants to purchase 137,000 shares of common stock were included in the dilutive stock option calculation for the three month period ended March 31, 2004. The effect of possible conversions of preferred stock to common stock (3,522,698 if converted to common shares, refer to Note 8) were excluded from the dilutive stock option calculation for the three month period ended March 31, 2004, as their inclusion would be anti-dilutive.

NOTE 5 - Segment Information

Prior to November 2004, the Company operated in two business segments, testing equipment and Accelerated Reliability Test Centers ("ARTC"). The testing equipment segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental. On November 15, 2004, the Company added a third segment, QualMark ACG (ACG) (refer to the 2004 Form 10-KSB, Financial Statements Note 13). The ACG segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for the fiscal year ended 2004 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to the equipment and ARTC business segments in determining their gross profit, and actual revenue and expenses are utilized in determining the ACG gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands) as of and for the three months ended March 31, 2005 and 2004:

                                            EQUIPMENT      ARTC         ACG         TOTAL
                                            ---------    --------    ---------    ---------
THREE MONTHS ENDED MARCH 31, 2005
Net revenue                                 $   2,626    $    331    $     702    $   3,659
Gross profit                                    1,303          89          216        1,608

THREE MONTHS ENDED MARCH 31, 2004
Net revenue                                 $   2,548    $    301           --    $   2,849
Gross profit                                    1,402          47           --        1,449

The following information is by geographic area (in thousands) as of and for the three months ended March 31, 2005 and 2004:

                                          UNITED                         ASIA     MIDDLE
                                          STATES     MEXICO   EUROPE    PACIFIC    EAST     TOTAL
                                          -------   -------   -------   -------   ------   -------
THREE MONTHS ENDED MARCH 31, 2005
Sales                                     $ 2,476        --   $ 1,014   $   169       --   $ 3,659
Long lived assets, net                      2,079        --        --        --       --     2,079

THREE MONTHS ENDED MARCH 31, 2004
Sales                                     $   709   $   174   $   648   $ 1,293   $   25   $ 2,849
Long lived assets, net                        636        --        20        --       --       656

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the three months ended March 31, 2005 the Company recorded a $4,000 provision for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended December 31, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2005.

Refer to the Company's 2004 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2004 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

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

      Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The applicable conversion terms resulted in a beneficial conversion feature, which has been accreted in full as of September 1, 2004, which is the earliest date the Series B preferred stockholder could elect the option to redeem the Series B preferred stock. The accretion recorded for the three months ended March 31, 2005 and 2004 was $0 and $4,000, respectively, for each period.

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

      Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2005 and 2004, $31,000 and $29,000 of dividends were accrued, respectively. As of March 31, 2005, the Series B preferred shares have $31,000 of accumulated dividends in arrears. Of the dividends in arrears at March 31, 2005, the Company anticipates a dividend payment (in kind) of 14,331 Series B preferred shares at the liquidation price of $2.15 per share on or before December 31, 2005.

      Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,561,000 at March 31, 2005.

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

      The holder of the Series C preferred stock has various rights and preferences as follows:

      Designation - On November 2, 2004, the Company's Board of Directors approved an increase in the number of Series C preferred shares designated to 3,000. This increase in the Series C designation allows the Company to continue to issue preferred stock to the holder, as payment for dividends earned.

      Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the holder elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended March 31, 2005 and 2004 was $37,000 for each period.

      Anti-Dilution Protection -- The Series C preferred stock conversion ratio is subject to adjustment, calculated in accordance with the Company's articles of incorporation, if the Company issues securities at a price per share that is less than the current conversion ratio of the Series C preferred stock. This feature could result in additional charges being recorded against net income applicable to common shareholders.

      Voting -- The Series C preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

      Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2005 and 2004, $25,000 and $23,000 of dividends were accrued, respectively. As of March 31, 2005, the Series C preferred shares accumulated dividends in arrears of $25,000. Of the dividends in arrears at March 31, 2005 the Company anticipates a dividend payment (in kind) of 25 Series C referred shares at the liquidation price of $1,000 per share on or before December 31, 2005.

      Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,272,000 at March 31, 2005.

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

      Warrants

      In connection with the Series C preferred stock transaction, the holder received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended March 31, 2005 and 2004 was $13,000 for each period.

NOTE 8 - Common Stock

During the quarter ended March 31, 2005, the Company issued 18,980 shares of common stock upon the exercise of stock options for $18,000 cash at an average exercise price of $0.95 per share.

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

On November 17, 2003, the arbitrator made a final award in favor of Hobbs in the amount of $410,729, which included the net amount of fees and costs awarded to Hobbs as well as interest at 8% from June 20, 2003. In response to efforts by Hobbs to confirm the June 20, 2003 award, the Company filed pleadings contesting confirmation based on irregularities in the arbitration decision and award. Following briefings and two judicial hearings, the Company and Hobbs reached a settlement on February 13, 2004, in which the Company agreed to withdraw its objections to confirmation and Hobbs agreed to accept payment according to a schedule. The schedule called for one lump sum payment of $264,109 on February 17, 2004, which was paid by the Company, and monthly payments, due on the last day of the month, of approximately $19,000 from March through November of 2004, plus interest at 8%. As of December 31, 2004, the Company had completed all payments to Hobbs related to the arbitration award and accrued interest.

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

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31,
2004

Revenue

Net revenue increased $810,000 or 28.4% from $2,849,000 in the three months ended March 31, 2004 to $3,659,000 for the three months ended March 31, 2005.

Equipment Revenue

Equipment revenue increased $78,000 or 3.1% from $2,548,000 in the three months ended March 31, 2004 to $2,626,000 in the three months ended March 31, 2005. The number of units sold in the three months ended March 31, 2005 increased 17.6% over the three months ended March 31, 2004. The increase in sales for the three months ended March 31, 2005 is primarily a direct result of the Company's penetration of key accounts and an improvement in the domestic economy during 2005. The Company is continuing its aggressive pursuit of sales in the aerospace/avionics, defense, automotive, and consumer electronic industries. Of the total units sold, international system sales decreased 44.7% for the three months ended March 31, 2005. The Company continues to be cautiously optimistic in regards to a slowly domestic recovering economy throughout 2005, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue increased $30,000 or 10.0% from $301,000 in the three months period ended March 31, 2004 to $331,000 in the three months ended March 31, 2005. In the three month period ended March 31, 2005, the Company operated four test centers in the U.S., maintained three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe, versus four test centers in the U.S., four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe during the same period in 2004. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the increase in test center revenue to a moderately improved domestic economic atmosphere in the high technology testing industry. The Company is continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

Qualmark ACG Corporation generated $702,000 of revenue for the three months ended March 31, 2005. The revenue generated by QualMark ACG included complete factory rebuilt vibration test systems and shakers, replacement field coils, replacement armatures, as well as field service support.

Gross Profit

Total gross margin for the three months ended March 31, 2005 was 43.9%. This compares to a gross margin of 50.9% for the three months ended March 31, 2004. The decrease in gross margin for the three month period is primarily due to the Company's combined gross margin with Qualmark ACG and fewer equipment sales through international distributors which yield a higher average sales price.

Operating Expenses

Total operating expenses increased $70,000 or 5.9% to $1,253,000 for the three months ended March 31, 2005 from $1,183,000 for the three months ended March 31, 2004.

Selling, general and administrative expenses increased $35,000 or 3.4% to $1,058,000 in the three months ended March 31, 2005 from $1,023,000 for the three months ended March 31, 2004. The primary increase of selling, general, and administrative expenses during 2005 is attributed to $136,000 of expenses related to QualMark ACG, which represents 12.9% of total selling, general, and administrative expenses.

Research and development costs increased $35,000 or 21.9% to $195,000 for the three months ended March 31, 2005 from $160,000 for the three months ended March 31, 2004. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Interest Expense

Interest expense increased $10,000 or 43.5% to $33,000 for the three months ended March 31, 2005 from $23,000 for the three months ended March 31, 2004. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG, which increased $891,000 from March 31, 2004 to March 31, 2005.

Liquidity and Capital Resources

During the three months ended March 31, 2005, the Company generated $313,000 of cash from operating activities, invested $34,000 for equipment, repaid $59,000 of commercial bank borrowings, and generated $18,000 from the issuance of common stock. Together, these activities resulted in a cash increase of $238,000, for an ending balance of $754,000 at March 31, 2005. During the three months ended March 31, 2004, the Company generated $295,000 of cash from operating activities, invested $10,000 for equipment, and repaid $140,000 of commercial bank borrowings. Together, these activities resulted in a cash increase of $145,000, for an ending balance of $587,000 at March 31, 2004.

The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2004 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the three-month periods ended March 31, 2005 and 2004 was 6.8% and 7.0%, respectively.

Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of March 31, 2005, there were no borrowings and there was $1,500,000 of availability on the line of credit. As of March 31, 2005, the principal balance of the term loan was $671,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of March 31, 2005, the principal balance of the Convertible Debt was $1,000,000.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible

Debt. For the three months ended March 31,2005, the Company was in compliance with its financial covenants.

As required by the Credit Agreement, the Company is making monthly principal payments of $20,800 on the term loan during 2005. The Company has also determined that, during 2005, draws on the revolving line of credit are expected to be made based on operational cash flow needs or growth based initiatives. At the close of each quarter, the Company has made arrangements to meet and review results of the Company with the Commercial Bank and the Convertible Debt holder. The Company believes its relations with its Commercial Bank and Convertible Debt holder to be good.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2005 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2005. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and $1,500,000 of availablity on its revolving credit line provide adequate capital resources to fund its operations, 2005 debt repayments, and working capital needs, through at least the end of the first quarter of 2006.

Business Environment

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Suppliers

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

International Operations

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Intellectual Property

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Acquisition

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Legal Proceedings

Refer to Note 8 of the Financial Statements.

Government Regulation

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Critical Accounting Policies and Estimates

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $671,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2005 would be an annual increase or decrease of approximately $6,700 in interest expense for a twelve-month period.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Refer to Note 9 of the Financial Statements.

Item 2. Changes in Securities

      During the quarter ended March 31, 2005, the Company issued 18,980 shares of common stock upon the exercise of stock options for $18,000 cash at an average exercise price of $0.95 per share.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits - See Index to Exhibits

      (b) Reports on Form 8-K during the quarter ended March 31, 2005:

      On February 28, 2005, the Company issued a press release announcing its earnings for the year ended December 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QualMark Corporation

Date: May 13, 2005                  By: /s/ CHARLES D. JOHNSTON
                                        ----------------------------------------
                                        Charles D. Johnston President, Chief
                                        Executive Officer

Date: May 13, 2005                  By: /s/ ANTHONY A. SCALESE
                                        ----------------------------------------
                                        Anthony A. Scalese
                                        Chief Financial Officer
                                        & Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                                           DESCRIPTION
-------                                                           -----------
   3.1           Amended and Restated Articles of Incorporation of the Company.(1)
   3.2           Amended and Restated Bylaws of the Company.(1)
   3.3           Certificate of Designation for Series A Preferred Stock.(5)
   3.4           Amended Certificate of Designation for Series A Preferred Stock.(5)
   3.5           Statement of Change of Registered Agent.(5)
   4.1           Form of Certificate for Shares of Common Stock.(1)
   4.6           Form of Warrant issued to holders of 10% secured promissory notes.(1)
  10.1           QualMark Corporation 1993 Incentive Stock Option Plan.(1)
  10.2           QualMark Corporation 1996 Stock Option Plan.(3)
  10.3           Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)
  10.4           Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)
  10.5           Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)
  10.8           Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)
 10.11           Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)
 10.12           Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National
                 Association.(4)
 10.13           Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National
                 Association.(4)
 10.14           Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National
                 Association.(5)
 10.15           Settlement Agreement dated August 30, 1999 by and among QualMark
                 Corporation and Screening Systems, Inc.(5)
 10.16           Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of
                 Common Stock.(5)
 10.17           Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank National
                 Association.(6)
 10.18           Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)
 10.19           Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between QualMark and U.S. Bank National Association.(8)
 10.20           Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between
                 QualMark and U.S. Bank National Association.(9)
 10.21           Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between QualMark and U.S. Bank National Association. (10)
 10.22           Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)
 10.23           Series C Preferred Stock Certificate of Designations (11)
 10.24           Series B Preferred Stock Certificate of Designations (11)
 10.25           Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between QualMark and U.S. Bank National Association.(12)
 10.25 (b)       Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between
                 QualMark and U.S. Bank National Association(13)
 10.26           Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

EXHIBIT
 NUMBER                                                           DESCRIPTION
-------                                                           -----------
 10.26 (b)       Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)
 10.27           Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between QualMark and U.S. Bank National Association. (14)
 10.28           Settlement Agreement and Payment Schedule dated February 13, 2004, by and between QualMark Corporation and
                 Gregg K. Hobbs. (14)
 10.29           Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between QualMark and U.S. Bank National Association.(15)
 10.30           Loan and Security Agreement dated November 9, 2004 by and between QualMark and Silicon Valley Bank (16)
 10.31           Loan and Security Agreement dated November 11, 2004 by and between QualMark and Partners for Growth (17)
 10.32           Asset Purchase Agreement dated November 12, 2004 by and between
                 QualMark and ACG Dynamics, Inc. (17)
    14           Director and Officer Code of Ethics (14)
  31.1           CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002
  31.2           CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002
    32           Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

------------

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

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.