Form 10QSB
period 2005-06-30
QUALMARK CORP
filed 2005-08-15
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from___________________________to_____________________

Commission file number 0-28484

                              QualMark Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Colorado                                         84-1232688
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

4580 Florence Street, Denver, CO                                   80238
--------------------------------                           ---------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)                    (303) 254-8800
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

The number of shares of no par value common stock outstanding at August 11, 2005 is 4,417,706.

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       QUALMARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX
                                                                 MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                                 JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                                                 -------------   -------------   -------------   -------------
Net revenue                                                       $     3,769     $    3,210      $     7,427     $     6,059
Cost of sales                                                           2,079          1,730            4,128           3,131
                                                                  -----------     ----------      -----------     -----------
    Gross profit                                                        1,690          1,480            3,299           2,928

Selling, general and administrative expenses                            1,131            773            2,190           1,727
Research and development expenses                                         182            177              377             337
Arbitration and associated legal expenses                                  --            145               --             213
                                                                  -----------     ----------      -----------     -----------
    Income from operations                                                377            385              732             651

Other expense:
    Interest, net                                                        (39)            (27)             (72)            (50)
                                                                  -----------     ----------      -----------     -----------
Income before income taxes                                                338            358              660             601

Provision for income taxes                                                (3)             (6)              (7)             (6)
                                                                  -----------     ----------      -----------     -----------

Net income                                                        $       335     $      352      $       653     $       595
                                                                  ===========     ==========      ===========     ===========

Net income per share - basic                                      $      0.06     $     0.07      $      0.11     $      0.11

Net income per share - diluted                                    $      0.04     $     0.04      $      0.08     $      0.07

Weighted average number of common shares - basic                    4,167,000      3,610,000        4,152,000       3,610,000

Weighted average number of common shares - diluted                  9,093,000      7,283,000        8,982,000       7,198,000

    The accompanying notes are an integral part of the consolidated financial statements.

                       QUALMARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                   JUNE 30, 2005     DECEMBER 31, 2004
                                                                                   -------------     -----------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash                                                                                $   822            $    516
  Trade accounts receivable, net of allowance for
     doubtful accounts of $49 and $50 at June 30,
     2005 and December 31, 2004, respectively                                           2,652               2,748
  Inventories, net                                                                      1,159                 749
  Current deferred tax assets, net                                                        120                 120
  Other current assets                                                                    156                 183
                                                                                      -------            --------
     Total current assets                                                               4,909               4,316

  Property and equipment, net                                                             588                 592
  Restricted cash                                                                          90                  90
  Goodwill                                                                              1,057               1,057
  Intangible assets                                                                       261                 296
  Non-current deferred tax assets, net                                                    353                 353
  Other assets                                                                            184                 184
                                                                                      -------            --------
                                                                                      $ 7,442            $  6,888
                                                                                      =======            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $   913            $    676
  Accrued expenses                                                                        722                 953
  Deferred revenue and customer deposits                                                   12                  89
  Current portion of long-term debt                                                       250                 250
                                                                                      -------            --------
     Total current liabilities                                                          1,897               1,968

  Deferred revenue                                                                         41                  48
  Long-term debt                                                                        1,364               1,480
  Other liabilities                                                                        39                  12
                                                                                      -------            --------
     Total liabilities                                                                  3,341               3,508
                                                                                      -------            --------
Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares authorized
     (Note 7): 1,000,000 designated as Series B, 711,786 shares
     (2005) and 683,967 shares (2004) shares issued and outstanding,
     liquidation preference of $1,592 (2005)                                            1,562               1,500
                                                                                      =======            ========
     3,000 designated as Series C, 1,247 shares (2005) and 1,198 shares (2004)
     issued and outstanding, liquidation preference of $1,298 (2005)                      950                 799
                                                                                      =======            ========
Shareholders' equity:
  Common stock; no par value; 15,000,000 shares authorized;
     4,196,723 shares (2005) and 4,133,348 shares (2004) issued and outstanding         7,623               7,768
  Accumulated deficit                                                                  (6,034)             (6,687)
                                                                                      -------            --------
     Total shareholders' equity                                                         1,589               1,081
                                                                                      -------            --------
                                                                                      $ 7,442            $  6,888
                                                                                      =======            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                 FOR THE SIX      FOR THE SIX
                                                                                MONTHS ENDED     MONTHS ENDED
                                                                                JUNE 30, 2005    JUNE 30, 2004
                                                                                -------------    -------------
Cash Flows From Operating Activities:
Net income                                                                        $    653         $    595
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                                      164              146
    (Recovery) provision for bad debts                                                  (1)              21
    Recovery of inventory allowance                                                    (10)              --
    Warrants and stock option expense                                                   --                7
Change in assets and liabilities:
    Trade accounts receivable                                                           97             (560)
    Inventories                                                                       (400)            (161)
    Other assets                                                                        16              (84)
    Accounts payable and accrued expenses                                               33              588
    Accrued arbitration settlement                                                      --             (332)
    Deferred revenue and customer deposits                                             (84)              --
                                                                                  --------         --------
        Net cash provided by operating activities                                      468              220

Cash Flows From Investing Activities:
Acquisition of property and equipment                                                 (114)             (56)
                                                                                  --------         --------
    Net cash used in investing activities                                             (114)             (56)

Cash Flows From Financing Activities:
Issuance of common stock                                                                68               --
Payments on borrowings                                                                (116)            (230)
                                                                                  --------         --------
    Net cash used in financing activities                                              (48)            (230)

Net increase in cash                                                                   306              (66)
Cash and cash equivalents at beginning of period                                       516              442
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $    822         $    376
                                                                                  ========         ========

Supplemental Disclosure:
Interest paid                                                                     $     65         $     45
Income tax paid                                                                   $     12               --

Non-Cash Investing and Financing Activities:

Preferred stock dividends                                                         $    113         $    105

Accretion of preferred stock                                                      $    100         $    108

   The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The interim financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2005 are not necessarily indicative of results for the remainder of 2005. Amounts at December 31, 2004 are derived from the Company's audited consolidated financial statements.

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

                                                            Three Months Ended                 Six Months Ended
                                                      June 30, 2005    June 30, 2004     June 30, 2005    June 30, 2004
                                                      -------------    -------------     -------------    -------------
Net income                                              $   335          $   352          $    653         $     595
ADD:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                  --               --                --                --

DEDUCT: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                  (16)             (73)              (32)             (149)
                                                        -------          -------          --------         ---------

Pro forma net income                                    $   319          $   279          $    621         $     446
                                                        =======          =======          ========         =========

Income per share:

Basic -  as reported                                    $  0.06          $  0.07          $   0.11         $    0.11
                                                        =======          =======          ========         =========
Diluted - as reported                                   $  0.04          $  0.04          $   0.08         $    0.07
                                                        =======          =======          ========         =========

Basic - pro forma                                       $  0.05          $  0.05          $   0.10         $    0.07
                                                        =======          =======          ========         =========
Diluted - pro forma                                     $  0.04          $  0.02          $   0.07         $    0.03
                                                        =======          =======          ========         =========

In May 2005, the Company adopted the QualMark Corporation 2005 Stock Option Plan (the "Plan"). The number of shares of common stock available for issuance under the Plan is 300,000, subject to adjustment for dividends, stock splits or other changes in the Company's capitalization. As of June 30, 2005, there are no options granted under the Plan.

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                               JUNE 30,           DECEMBER 31,
                                                 2005                 2004
                                               ---------          ------------
Raw materials                                  $     875           $     620
Work in process                                       82                  57
Finished goods                                       244                 124
Less: Allowance for obsolescence                     (42)                (52)
                                               ---------           ---------

                                               $   1,159           $     749
                                               =========           =========

For the three months ended June 30, 2005, the Company disposed of $10,000 of obsolete inventory, which has been previously been written off. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Borrowings

The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2004 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the six-month periods ended June 30, 2005 and 2004 was 7.5% and 7.0%, respectively.

Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of June 30, 2005, there were no borrowings and there was $1,500,000 of availability on the line of credit. As of June 30, 2005, the principal balance of the term loan was $614,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of June 30, 2005, the principal balance of the convertible debt was $1,000,000.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. For the three and six months ended June 30, 2005, the Company was in compliance with its financial covenants.

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

The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

Basic and diluted income per share computation:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                                   -------------   -------------   -------------   -------------
Net income                                           $    335        $    352        $   653         $    595

Accretion of redeemable preferred stock and
preferred stock dividends                                (107)           (108)          (213)            (213)
                                                     --------        --------        -------         --------

Net income available to common shareholders          $    228        $    244        $   440         $    382
                                                     ========        ========        =======         ========

Weighted average shares outstanding - basic             4,167           3,610          4,152            3,610
                                                     ========        ========        =======         ========

Net income per share - basic                         $   0.06        $   0.07        $  0.11         $   0.11
                                                     ========        ========        =======         ========

Net income available to common shareholders -
  diluted (a)                                        $    355        $    297        $   693         $    486
                                                     ========        ========        =======         ========

Weighted average shares outstanding - basic             4,167           3,610          4,152            3,610

Dilutive stock options and warrants                       510             150            489              135
Convertible securities                                  4,417           3,523          4,342            3,453
                                                     --------        --------        -------         --------

Weighted average shares outstanding - diluted           9,094           7,283          8,983            7,198
                                                     ========        ========        =======         ========

Net income per share  - diluted                      $   0.04        $   0.04        $  0.08         $   0.07
                                                     ========        ========        =======         ========

(a) For the three and six month periods ended June 30, 2005, net income available to common shareholders includes the add back of $20,000 and $40,000, respectively of interest expense related to convertible debt under the "if converted" method.

Options and warrants to purchase 510,000 shares of common stock, 3,815,080 shares of common stock underlying convertible preferred stock, refer to Note 7, and 602,410 shares of common stock underlying convertible debt, refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the three months ended June 30, 2005. Options and warrants to purchase 489,000 shares of common stock, 3,739,784 shares of common stock underlying convertible preferred stock, refer to Note 7, and 602,410 shares of common stock underlying convertible debt, refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the six months ended June 30, 2005.

Options and warrants to purchase 150,000 shares of common stock and 3,522,698 shares of common stock underlying convertible preferred stock, refer to Note 7, were included in the dilutive stock option calculation for the three month period ended June 30, 2004. Options and warrants to purchase 135,000 shares of common stock and 3,453,173 shares of common stock underlying convertible preferred stock, refer to Note 7, were included in the dilutive stock option calculation for the six month period ended June 30, 2004.

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


The tables below summarize information about reported segments (in thousands) as of and for the three and six months ended June 30, 2005 and 2004:

                                           EQUIPMENT           ARTC              ACG              TOTAL
                                         ------------      ------------      ------------      ------------
THREE MONTHS ENDED JUNE 30, 2005
Net revenue                              $      2,941      $        281      $        547      $      3,769
Gross profit                                    1,447                99               144             1,690

THREE MONTHS ENDED JUNE 30, 2004
Net revenue                              $      2,870      $        340                --      $      3,210
Gross profit                                    1,380               100                --             1,480

                                           EQUIPMENT           ARTC              ACG               TOTAL
                                         ------------      ------------      ------------      ------------
SIX MONTHS ENDED JUNE 30, 2005
Net revenue                              $      5,566      $        612      $      1,249      $      7,427
Gross profit                                    2,750               189               360             3,299

SIX MONTHS ENDED JUNE 30, 2004
Net revenue                              $      5,418      $        641                --      $      6,059
Gross profit                                    2,782               146                --             2,928

The following information is by geographic area (in thousands) as of and for the three and six months ended June 30, 2005 and 2004:

                                                                                                         MIDDLE
                                          UNITED STATES      MEXICO        EUROPE       ASIA PACIFIC      EAST        TOTAL
                                          -------------    --------      ------------   ------------   ----------   -----------
THREE MONTHS ENDED JUNE 30, 2005
Sales                                       $    1,652           --        $   615       $  1,502            --      $   3,769
Long lived assets, net                           2,090           --             --             --            --          2,090

THREE MONTHS ENDED JUNE 30, 2004
Sales                                       $    1,749           --        $   171       $  1,248        $   42      $   3,210
Long lived assets, net                             617           --              9             --            --            626

                                                                                                         MIDDLE
                                          UNITED STATES      MEXICO        EUROPE       ASIA PACIFIC      EAST         TOTAL
                                          -------------    --------      ------------   ------------   ----------   -----------
SIX MONTHS ENDED JUNE 30, 2005
Sales                                      $    4,127            --       $  1,629       $  1,671            --      $    7,427
Long lived assets, net                          2,090            --             --             --            --           2,090

SIX MONTHS ENDED JUNE 30, 2004
Sales                                      $    2,458      $    174       $    820       $  2,540        $   67      $    6,059
Long lived assets, net                            617            --              9             --            --             626

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the six months ended June 30, 2005 the Company recorded a $7,000 provision for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended December 31, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2005.

Refer to the Company's 2004 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2004 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

                                             SERIES B                     SERIES C
                                       -----------------------       --------------------
                                       SHARES         AMOUNT         SHARES       AMOUNT
                                       -------      ----------       ------      --------
Balance, January 1, 2004               657,235      $1,369,000       1,151       $503,000

Earned and issued dividends             26,732         117,000          47         96,000

Accretion of redemption feature on
  preferred stock and warrants              --          14,000          --        200,000

Balance, January 1, 2005               683,967       1,500,000       1,198        799,000

Earned and issued dividends             27,819          62,000          49         51,000

Accretion of redemption feature on
  preferred stock and warrants              --              --          --        100,000

Balance, June 30, 2005                 711,786      $1,562,000       1,247       $950,000

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

      Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The applicable conversion terms resulted in a beneficial conversion feature, which has been accreted in full as of September 1, 2004, which is the earliest date the Series B preferred stockholder could elect the option to redeem the Series B preferred stock. The accretion recorded for the three and six months ended June 30, 2005 was zero for each period. The accretion recorded for the three and six months ended June 30, 2004 was $4,000 and $8,000, respectively, for each period.

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

      Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2005 and 2004, $31,000 and $29,000 of dividends were accrued, respectively. During the six months ended June 30, 2005 and 2004, $62,000 and $58,000 of dividends were accrued, respectively. As of June 30, 2005, the Series B preferred shares have $62,000 of accumulated dividends in arrears. Of the dividends in arrears at June 30, 2005, the Company anticipates a dividend payment (in kind) of 28,950 Series B preferred shares at the liquidation price of $2.15 per share or a full or partial cash payment of up to $62,000 on or before December 31, 2005.

      Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,592,000 at June 30, 2005.

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

      Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the holder elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended June 30, 2005 and 2004 was $37,000, for each period. The accretion recorded for the six months ended June 30, 2005 and 2004 was and $74,000, for each period.

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

      Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2005 and 2004, $26,000 and $24,000 of dividends were accrued, respectively. During the six months ended June 30, 2005 and 2004, $51,000 and $47,000 of dividends were accrued, respectively. As of June 30, 2005, the Series C preferred shares accumulated dividends in arrears of $51,000. Of the dividends in arrears at June 30, 2005 the Company anticipates a dividend payment (in kind) of 51 Series C preferred shares at the liquidation price of $1,000 per share or a full or partial cash payment of up to $51,000 on or before December 31, 2005.

      Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,298,000 at June 30, 2005.

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

      Warrants

      In connection with the Series C preferred stock transaction, the holder received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended June 30, 2005 and 2004 was $13,000, for each period. The accretion recorded for the six months ended June 30, 2005 and 2004 was $26,000, for each period

      Subsequently, on July 29, 2005 the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder.

NOTE 8 - Common Stock

During the six months ended June 30, 2005, the Company issued 38,375 shares of common stock upon the exercise of stock options for $39,000 cash at an average exercise price of $1.02 per share and issued 25,000 shares of common stock upon the exercise of a warrant for $29,000 cash at an exercise price of $1.15.

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

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Revenue

Net revenue increased $559,000 or 17.4% from $3,210,000 in the three months ended June 30, 2004 to $3,769,000 for the three months ended June 30, 2005.

Equipment Revenue

Equipment revenue increased $71,000 or 2.5% from $2,870,000 in the three months ended June 30, 2004 to $2,941,000 in the three months ended June 30, 2005. The number of units sold in the three months ended June 30, 2005 increased 9.5% over the three months ended June 30, 2004. The increase in sales for the three months ended June 30, 2005 is primarily a direct result of the Company's penetration of key accounts and an improvement in the domestic economy during 2005. The Company is continuing its aggressive pursuit of sales in the aerospace/avionics, defense, automotive, and consumer electronic industries. Of the total units sold, international system sales increased 45.0% for the three months ended June 30, 2005. The Company continues to be cautiously optimistic in regards to a slowly recovering domestic economy throughout 2005, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue decreased $59,000 or 17.4% from $340,000 in the three months period ended June 30, 2004 to $281,000 in the three months ended June 31, 2005. In the three month period ended June 30, 2005, the Company operated three test centers in the U.S., maintained four domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe, versus four test centers in the U.S., four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe during the same period in 2004. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the decrease in test center revenue to the restructuring of one of the Company's domestic test labs to improve profitability. The Company is continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

Qualmark ACG generated $547,000 of revenue for the three months ended June 30, 2005. The revenue generated by QualMark ACG included complete factory rebuilt vibration test systems and shakers, replacement field coils, replacement armatures, as well as field service support.

Gross Profit

Total gross margin for the three months ended June 30, 2005 was 44.8%. This compares to a gross margin of 46.1% for the three months ended June 30, 2004. The decrease in gross margin for the three month period is primarily due to the gross margin earned by QualMark ACG, which is lower than the gross margin earned by QualMark.

Operating Expenses

Total operating expenses increased $218,000 or 19.9% to $1,313,000 for the three months ended June 30, 2005 from $1,095,000 for the three months ended June 30, 2004.

Selling, general and administrative expenses increased $358,000 or 46.3% to $1,131,000 in the three months ended June 30, 2005 from $773,000 for the three months ended June 30, 2004. The primary increase of selling, general, and administrative expenses during 2005 is attributed to $164,000 of expenses related QualMark ACG, which represent 14.5% of total selling, general and administrative expenses. The Company also invested in sales and marketing programs to expand its total vibration market.

Research and development costs increased $5,000 or 2.8% to $182,000 for the three months ended June 30, 2005 from $177,000 for the three months ended June 30, 2004. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses of $145,000 were incurred for the three months ended June 30, 2004, which were related to litigation with Dr. Gregg Hobbs. (refer to Note 9 Legal Matters).

Interest Expense

Interest expense increased $12,000 or 44.4% to $39,000 for the three months ended June 30, 2005 from $27,000 for the three months ended June 30, 2004. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG, which increased $924,000 from June 30, 2004 to June 30, 2005.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Revenue

Net revenue increased $1,368,000 or 22.6% from $6,059,000 in the six months ended June 30, 2004 to $7,427,000 for the six months ended June 30, 2005.

Equipment Revenue

Equipment revenue increased $148,000 or 2.7% from $5,418,000 in the six months ended June 30, 2004 to $5,566,000 in the six months ended June 30, 2005. The number of units sold in the six months ended June 30, 2005 increased 10.3% over the six months ended June 30, 2004. The increase in sales for the six months ended June 30, 2005 is primarily a direct result of the Company's penetration of key accounts and an improvement in the domestic economy during 2005. The Company is continuing its aggressive pursuit of sales in the aerospace/avionics, defense, automotive, and consumer electronic industries. Of the total units sold, international system sales decreased 8.4% for the six months ended June 30, 2005. The Company continues to be cautiously optimistic in regards to a slowly recovering domestic economy throughout 2005, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue decreased $29,000 or 4.5% from $641,000 in the six months period ended June 30, 2004 to $612,000 in the six months ended June 30, 2005. In the six month period ended June 30, 2005, the Company operated three test centers in the U.S., maintained four domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe, versus four test centers in the U.S., four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe during the same period in 2004. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the decrease in test center revenue to restructuring one of the Company's domestic test labs to improve profitability. The Company is continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

Qualmark ACG generated $1,249,000 of revenue for the six months ended June 30, 2005. The revenue generated by QualMark ACG included complete factory rebuilt vibration test systems and shakers, replacement field coils, replacement armatures, as well as field service support.

Gross Profit

Total gross margin for the six months ended June 30, 2005 was 44.4%. This compares to a gross margin of 48.3% for the six months ended June 30, 2004. The decrease in gross margin for the six month period is primarily due to the gross margin earned by QualMark ACG, which is lower than the gross margin earned by QualMark.

Operating Expenses

Total operating expenses increased $290,000 or 12.7% to $2,567,000 for the six months ended June 30, 2005 from $2,277,000 for the six months ended June 30, 2004.

Selling, general and administrative expenses increased $463,000 or 26.8% to $2,190,000 in the six months ended June 30, 2005 from $1,727,000 for the six months ended June 30, 2004. The primary increase of selling, general, and administrative expenses during 2005 is attributed to $301,000 of expenses related to QualMark ACG, which represent 13.7% of total selling, general and administrative expenses. The Company also invested in sales and marketing programs to expand its total vibration market.

Research and development costs increased $40,000 or 11.9% to $377,000 for the six months ended June 30, 2005 from $337,000 for the six months ended June 30, 2004. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses of $213,000 were incurred for the six months ended June 30, 2004, which were related to litigation with Dr. Gregg Hobbs. (refer to Note 9 Legal Matters).

Income Tax

During the six months ended June 30, 2005 the Company recorded a $7,000 provision for estimated Alternative Minimum Tax (AMT), as the Company anticipates net operating profits for the year ended December 31, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2005.

Interest Expense

Interest expense increased $22,000 or 44.0% to $72,000 for the six months ended June 30, 2005 from $50,000 for the six months ended June 30, 2004. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG, which increased $924,000 from June 30, 2004 to June 30, 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2005, the Company generated $468,000 of cash from operating activities, invested $114,000 for equipment, repaid $116,000 of commercial bank borrowings, and generated $68,000 from the issuance of common stock. Together, these activities resulted in a cash increase of $306,000, for an ending balance of $822,000 at June 30, 2005. During the six months ended June 30, 2004, the Company generated $220,000 of cash from operating activities, invested $56,000 for equipment, and repaid $230,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $66,000, for an ending cash balance of $376,000 at June 30, 2004.

The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2004 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the six-month periods ended June 30, 2005 and 2004 was 7.5% and 7.0%, respectively.

Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of June 30, 2005, there were no borrowings and there was $1,500,000 of availability on the line of credit. As of June 30, 2005, the principal balance of the term loan was $614,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of June 30, 2005, the principal balance of the Convertible Debt was $1,000,000.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. For the three and six months ended June 30, 2005, the Company was in compliance with its financial covenants.

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

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2005 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2005. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and $1,500,000 of availability on its revolving credit line provide adequate capital resources to fund its operations, 2005 debt repayments, and working capital needs, through at least the end of the second quarter of 2006.

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

Legal Proceedings

Refer to Note 9 of the Financial Statements.

Government Regulation

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Critical Accounting Policies and Estimates

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2004 Form 10KSB, Management Discussion and Analysis, Item 6.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $614,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2005 would be an annual increase or decrease of approximately $6,100 in interest expense for a twelve-month period.

Item 4.

                             CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls:

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Refer to Note 9 of the Financial Statements.

Item 2. Changes in Securities

During the quarter ended June 30, 2005, the Company issued 19,395 shares of common stock upon the exercise of stock options for $23,000 cash at an average exercise price of $1.19 per share and issued 25,000 shares of common stock upon the exercise of a warrant for $29,000 cast at an exercise price of $1.15.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of shareholders of the Company at the Annual meeting of Shareholders held May 26, 2005:

      (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

NOMINEE                         FOR           WITHHELD
Charles D. Johnston          7,380,376         9,400
James LD Roser               7,381,376         8,400
Alan Valenti                 7,381,376         8,400
William Sanko                7,381,376         8,400
Gerald Laber                 7,381,376         8,400

      (b) The 2005 Stock Option Plan was ratified by a vote of 4,927,358 in favor, 107,546 against, 20,075 abstained and 2,334,767 withheld.

      (c) GHP Horwath, P.C., independent registered public accounting firm, were selected as the auditors of the Company for the fiscal year ending December 31, 2005, by a vote of 7,350,801 shares in favor, 2,100 shares against, and 36,875 shares abstained.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits - See Index to Exhibits

      (b)   Reports on Form 8-K during the quarter ended June 30, 2005:

      On April 21, 2005, the Company issued a press release announcing its earnings for the quarter ended March 31, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QualMark Corporation

Date: August 12, 2005                        By: /s/ CHARLES D. JOHNSTON
                                                 -------------------------------
                                                 Charles D. Johnston President,
                                                 Chief Executive Officer

Date: August 12, 2005                        By: /s/ ANTHONY A. SCALESE
                                                 ------------------------------
                                                 Anthony A. Scalese
                                                 Chief Financial Officer
                                                 & Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
------      --------------------------------------------------------------------
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

10.20       Third Amendment to Promissory Notes and Sixth Amendment to Loan
            Agreement dated June 29, 2001 by and between QualMark QualMark and
            U.S. Bank National Association.(9)

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

10.26       Irrevocable Letter of Credit issued to Catellus Development
            Corporation (12)

EXHIBIT
NUMBER                                DESCRIPTION
-------     -------------------------------------------------------------------
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

14          Director and Officer Code of Ethics (14)

31.1        CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2        CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32          Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

----------------
(1) Incorporated by reference from the Company's Registration Statement No. 333-1454-D on Form SB-2.

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