Form 10QSB
period 2005-09-30
QUALMARK CORP
filed 2005-11-14
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from __________ to __________

Commission file number 0-28484

                              QualMark Corporation
        (Exact name of small business issuer as specified in its charter)

                Colorado                                          84-1232688
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    4580 Florence Street, Denver, CO                                 80238
(Address of principal executive offices)                          (Zip Code)

(Issuer's telephone number) (303) 254-8800

     ______________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

The number of shares of no par value common stock outstanding at November 9, 2005 is 4,417,706.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       QUALMARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               FOR THE THREE   FOR THE THREE    FOR THE NINE    FOR THE NINE
                                                MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2005            2004            2005            2004
                                               -------------   -------------   -------------   -------------
Net revenue                                     $    3,509      $    2,717      $   10,936      $    8,777
Cost of sales                                        1,925           1,477           6,053           4,609
                                                ----------      ----------      ----------      ----------
   Gross profit                                      1,584           1,240           4,883           4,168

Selling, general and administrative expenses         1,026             749           3,216           2,476
Research and development expenses                      179             205             556             542
Arbitration and associated legal expenses               --              51              --             264
                                                ----------      ----------      ----------      ----------
   Income from operations                              379             235           1,111             886

Other expense:
   Interest, net                                       (29)            (19)           (101)            (69)
                                                ----------      ----------      ----------      ----------
Income before income taxes                             350             216           1,010             817
Provision for income taxes                             (19)             (4)            (26)             (9)
                                                ----------      ----------      ----------      ----------
Net income                                      $      331      $      212      $      984      $      808
                                                ==========      ==========      ==========      ==========

Net income per share - basic                    $     0.03      $     0.03      $     0.14      $     0.13

Net income per share - diluted                  $     0.03      $     0.02      $     0.12      $     0.09

Weighted average number of common shares -
   basic                                         4,344,000       3,610,000       4,216,000       3,610,000

Weighted average number of common shares -
   diluted                                       5,188,000       7,341,000       8,817,000       7,199,000

   The accompanying notes are an integral part of the consolidated financial statements.

                       QUALMARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            2005           2004
                                                                       -------------   ------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                   $   496        $   516
   Trade accounts receivable, net of allowance for
      doubtful accounts of $49 and $50 at September 30,
      2005 and December 31, 2004, respectively                              3,108          2,748
   Inventories, net                                                         1,216            749
   Current deferred tax assets, net                                           120            120
   Other current assets                                                       174            183
                                                                          -------        -------
      Total current assets                                                  5,114          4,316
   Property and equipment, net                                                541            592
   Restricted cash                                                             90             90
   Goodwill                                                                 1,057          1,057
   Intangible assets                                                          239            296
   Non-current deferred tax assets, net                                       353            353
   Other assets                                                               176            184
                                                                          -------        -------
                                                                          $ 7,570        $ 6,888
                                                                          =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   811        $   676
   Accrued expenses                                                           689            953
   Deferred revenue and customer deposits                                      12             89
   Current portion of long-term debt                                          250            250
                                                                          -------        -------
      Total current liabilities                                             1,762          1,968
   Deferred revenue                                                            38             48
   Long-term debt                                                           1,306          1,480
   Other liabilities                                                           31             12
                                                                          -------        -------
      Total liabilities                                                     3,137          3,508
                                                                          -------        -------
Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares
   authorized (Note 7):
   1,000,000 designated as Series B, 711,786 shares (2005)
      and 683,967 shares (2004) shares issued and outstanding,
      liquidation preference of $1,624 (2005)                               1,594          1,500
                                                                          -------        -------
   3,000 designated as Series C, 1,247 shares (2005) and 1,198 shares (2004) issued and outstanding, liquidation preference
      of $1,324 (2005)                                                      1,103            799
                                                                          -------        -------
Shareholders' equity:
   Common stock; no par value; 15,000,000 shares authorized;
      4,417,706 shares (2005) and 4,133,348 shares (2004) issued and
      outstanding                                                           7,439          7,768
   Accumulated deficit                                                     (5,703)        (6,687)
                                                                          -------        -------
      Total shareholders' equity                                            1,736          1,081
                                                                          -------        -------
                                                                          $ 7,570        $ 6,888
                                                                          =======        =======

         The accompanying notes are an integral part of the consolidated financial statements.

                       QUALMARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               FOR THE NINE    FOR THE NINE
                                                               MONTHS ENDED    MONTHS ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2005            2004
                                                              -------------   -------------
Cash Flows From Operating Activities:
Net income                                                        $ 984           $ 808
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                    247             215
   (Recovery) provision for bad debts                                (1)             18
   Recovery of inventory allowance                                   (4)             --
   Warrants and stock option expense                                 --               7
Change in assets and liabilities:
   Trade accounts receivable                                       (359)           (190)
   Inventories                                                     (463)           (214)
   Other assets                                                       6             (61)
   Accounts payable, accrued expenses and other liabilities        (110)            423
   Accrued arbitration settlement                                    --            (390)
   Deferred revenue and customer deposits                           (87)             --
                                                                  -----           -----
      Net cash provided by operating activities                     213             616

Cash Flows From Investing Activities:
Acquisition of property and equipment                              (128)           (240)
                                                                  -----           -----
      Net cash used in investing activities                        (128)           (240)

Cash Flows From Financing Activities:
Issuance of common stock                                             69              --
Proceeds from borrowings                                             --              80
Payments on borrowings                                             (174)           (320)
                                                                  -----           -----
      Net cash used in financing activities                        (105)           (240)

Net (decrease) increase in cash                                     (20)            136
Cash and cash equivalents at beginning of period                    516             442
                                                                  -----           -----
Cash and cash equivalents at end of period                        $ 496           $ 578
                                                                  =====           =====

Supplemental Disclosure:
Interest paid                                                     $  94           $  64
Income tax paid                                                   $  28              --

Non-Cash Investing and Financing Activities:
Preferred stock dividends                                         $ 171           $ 158
Accretion of preferred stock                                      $ 227           $ 164

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

The interim financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the remainder of 2005. Amounts at December 31, 2004 are derived from the Company's audited consolidated financial statements.

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

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                              2005            2004            2005            2004
                                         -------------   -------------   -------------   -------------
Net income                                   $ 331           $ 212           $ 984           $ 808

ADD: Stock-based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                  --              --              --              --

DEDUCT: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects                                    (134)            (78)           (166)           (227)
                                             -----           -----           -----           -----
Pro forma net income                         $ 197           $ 134           $ 818           $ 581
                                             =====           =====           =====           =====
Income per share:
Basic - as reported                          $0.03           $0.03           $0.14           $0.13
                                             =====           =====           =====           =====
Diluted - as reported                        $0.03           $0.02           $0.12           $0.09
                                             =====           =====           =====           =====
Basic - pro forma                                *           $0.01           $0.10           $0.07
                                             =====           =====           =====           =====
Diluted - pro forma                              *           $0.01           $0.10           $0.06
                                             =====           =====           =====           =====

*    Less than $0.01 per share

In May 2005, the Company adopted the QualMark Corporation 2005 Stock Option Plan (the "Plan"). The number of shares of Common Stock available for issuance under the Plan is 300,000, subject to adjustment for dividends, stock splits or other changes in the Company's capitalization. As of September 30, 2005, there are 28,000 options granted under the Plan.

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                   SEPTEMBER 30,   DECEMBER 31,
                                        2005           2004
                                   -------------   ------------
Raw materials                          $  906          $620
Work in process                            86            57
Finished goods                            272           124
Less: Allowance for obsolescence          (48)          (52)
                                       ------          ----
                                       $1,216          $749
                                       ======          ====

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Borrowings

The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2004 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the nine-month periods ended September 30, 2005 and 2004 was 7.5% and 7.17%, respectively.

Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of September 30, 2005, there were no borrowings and there was $1,500,000 of availability on the line of credit. As of September 30, 2005, the principal balance of the term loan was $556,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of September 30, 2005, the principal balance of the convertible debt was $1,000,000.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. For the three and nine months ended September 30, 2005, the Company was in compliance with its financial covenants.

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

NOTE 4 -Income Per Share

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

The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            2005             2004            2005            2004
                                        -------------   -------------   -------------   -------------
Net income                                $  331           $  212         $  984           $  808

Accretion of redeemable preferred
   stock and preferred stock dividends      (185)            (108)          (398)            (322)
                                          ------           ------         ------           ------
Net income available to common
   shareholders                           $  146           $  104         $  586           $  486
                                          ======           ======         ======           ======
Weighted average shares outstanding -
   basic                                   4,344            3,610          4,216            3,610
                                          ======           ======         ======           ======
Net income per share - basic              $ 0.03           $ 0.03         $ 0.14           $ 0.13
                                          ======           ======         ======           ======
Net income available to common
   shareholders - diluted                 $166(a)(b)       $  158         $1,044(a)        $  644
                                          ======           ======         ======           ======

Weighted average shares outstanding -
   basic                                   4,344            3,610          4,216            3,610

Dilutive stock options and warrants          242              137            259              136
   Convertible securities                    602(c)         3,594          4,342            3,453
                                          ------           ------         ------           ------
Weighted average shares outstanding -
   diluted                                 5,188            7,341          8,817            7,199
                                          ======           ======         ======           ======
Net income per share - diluted            $ 0.03           $ 0.02         $ 0.12           $ 0.09
                                          ======           ======         ======           ======

a) For the three and nine month periods ended September 30, 2005, net income available to common shareholders includes the add back of $20,000 and $60,000, respectively of interest expense related to convertible debt under the "if converted" method.

(b) For the nine months ended September 30, 2005, net income available to common shareholders includes an adjustment to add back $398,000 of preferred stock dividends and accretion under the "if converted" method. For the three months ended September 30, 2005, there is no adjustment for preferred stock dividends and accretion, as the effect would be anti-dilutive.

(c) Does not include common shares obtainable upon conversion of preferred stock, as the effect would be anti-dilutive for the quarter.

Options and warrants to purchase 242,000 shares of common stock and 602,410 shares of common stock underlying convertible debt, refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the three months ended September 30, 2005. 3,815,080 shares of common stock underlying convertible preferred stock, refer to Note 7, were not included in the dilutive calculation for the three months ended September 30, 2005 as the effect would be anti-dilutive. Options and warrants to purchase 259,000 shares of common stock, 3,739,784 of common stock underlying convertible preferred stock, refer to Note 7, and 602,410 shares of common stock underlying convertible debt, refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the nine months ended September 30, 2005.

Options and warrants to purchase 137,000 shares of common stock and 3,594,698 of common stock underlying convertible preferred stock, refer to Note 7, were included in the dilutive calculation for the three month period ended September 30, 2004. Options and warrants to purchase 136,000 shares of common stock and 3,453,173 of common stock underlying convertible preferred stock, refer to Note 7, were included in the dilutive calculation for the nine month period ended September 30, 2004.

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

The tables below summarize information about reported segments (in thousands) as of and for the three and nine months ended September 30, 2005 and 2004:

                                        EQUIPMENT   ARTC    ACG    TOTAL
                                        ---------   ----   ----   ------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Net revenue                               $2,863    $218   $428   $3,509
Gross profit                               1,481      51     52    1,584

THREE MONTHS ENDED SEPTEMBER 30, 2004
Net revenue                               $2,422    $295    --    $2,717
Gross profit                               1,192      48    --     1,240

                                       EQUIPMENT   ARTC     ACG     TOTAL
                                       ---------   ----   ------   -------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Net revenue                              $8,429    $830   $1,677   $10,936
Gross profit                              4,231     239      413     4,883

NINE MONTHS ENDED SEPTEMBER 30, 2004
Net revenue                              $7,841    $936       --   $ 8,777
Gross profit                              3,974     194       --     4,168

The following information is by geographic area (in thousands) as of and for the three and nine months ended September 30, 2005 and 2004:

                                        UNITED              ASIA
                                        STATES   EUROPE   PACIFIC    TOTAL
                                        ------   ------   -------   ------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Sales                                   $1,633    $877     $  999   $3,509
Long lived assets, net                   2,013      --         --    2,013

THREE MONTHS ENDED SEPTEMBER 30, 2004
Sales                                   $1,226    $ 27     $1,464   $2,717
Long lived assets, net                     751       4         --      755

                                        UNITED                      ASIA     MIDDLE
                                        STATES   MEXICO   EUROPE   PACIFIC    EAST     TOTAL
                                        ------   ------   ------   -------   ------   -------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Sales                                   $5,760      --    $2,506    $2,670      --    $10,936
Long lived assets, net                   2,013      --        --        --      --      2,013

NINE MONTHS ENDED SEPTEMBER 30, 2004
Sales                                   $3,685    $174    $  847    $4,004     $67    $ 8,777
Long lived assets, net                     751      --         4        --      --        755

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the three and nine months ended September 30, 2005 the Company recorded a $3,000 and $10,000, respectively provision for estimated Alternative Minimum Tax
(AMT) and paid $16,000 for income taxes. The Company anticipates net operating profits for the year ended December 31, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2005.

Refer to the Company's 2004 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2004 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

                                           SERIES B               SERIES C
                                     --------------------   -------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT
                                     -------   ----------   ------   ----------
Balance, January 1, 2004             657,235   $1,369,000    1,151   $  503,000

Earned and issued dividends           26,732      117,000       47       96,000

Accretion of redemption feature
   on preferred stock and warrants        --       14,000       --      200,000

Balance, January 1, 2005             683,967    1,500,000    1,198      799,000

Earned and issued dividends           27,819       94,000       49       77,000

Accretion of redemption feature
   on preferred stock and warrants        --           --       --      227,000

Balance, September 30, 2005          711,786   $1,594,000    1,247   $1,103,000

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

     Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The applicable conversion terms resulted in a beneficial conversion feature, which has been accreted in full as of September 1, 2004, which is the earliest date the Series B preferred stockholder could elect the option to redeem the Series B preferred stock. The accretion recorded for the three and nine months ended September 30, 2005 was zero for each period. The accretion recorded for the three and nine months ended September 30, 2004 was $4,000 and $12,000, respectively, for each period.

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

     Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended September 30, 2005 and 2004, $32,000 and $30,000 of dividends were accrued, respectively. During the nine months ended September 30, 2005 and 2004, $94,000 and $87,000 of dividends were accrued, respectively. As of September 30, 2005, the Series B preferred shares have $94,000 of accumulated dividends in arrears. Of the dividends in arrears at September 30, 2005, the Company anticipates a dividend payment (in kind) of 43,864 Series B preferred shares at the liquidation price of $2.15 per share or a full or partial cash payment of up to $94,000 on or before December 31, 2005.

     Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,624,000 at September 30, 2005.

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

     Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the holder elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended September 30, 2005 and 2004 was $37,000, for each period. The accretion recorded for the nine months ended

     September 30, 2005 and 2004 was $111,000 and $113,000, respectively.

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

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended September 30, 2005 and 2004, $26,000 and $24,000 of dividends were accrued, respectively. During the nine months ended September 30, 2005 and 2004, $77,000 and $71,000 of dividends were accrued, respectively. As of September 30, 2005, the Series C preferred shares accumulated dividends in arrears of $77,000. Of the dividends in arrears at September 30, 2005 the Company anticipates a dividend payment (in kind) of 77 Series C preferred shares at the liquidation price of $1,000 per share or a full or partial cash payment of up to $77,000 on or before December 31, 2005.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,324,000 at September 30, 2005.

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

     Warrants

     In connection with the Series C preferred stock transaction, the holder received warrants to purchase 417,153 shares of the Company's common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. On July 29, 2005, the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder. As a result of the exercise of all of the warrants, the remaining unamortized value allocated to the warrants was fully accreted as a reduction to net income available to common shareholders during the three months ended September 30, 2005. The accretion recorded for the three months ended September 30, 2005 and 2004 was $90,000 and $13,000, respectively. The accretion recorded for the nine months ended September 30, 2005 and 2004 was $116,000 and $39,000, respectively.

NOTE 8 - Common Stock

During the nine months ended September 30, 2005, the Company issued 38,375 shares of common stock upon the exercise of stock options for $39,000 cash at an average exercise price of $1.02 per share, issued 25,000 shares of common stock upon the exercise of a warrant for $29,000 cash at an exercise price of $1.15, and issued 220,983 shares of common stock with a cashless conversion ratio of
0.529 upon the cashless exercise of 417,153 warrants.

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

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

Revenue

Net revenue increased $792,000 or 29.2% from $2,717,000 in the three months ended September 30, 2004 to $3,509,000 for the three months ended September 30, 2005.

Equipment Revenue

Equipment revenue increased $441,000 or 18.2% from $2,422,000 in the three months ended September 30, 2004 to $2,863,000 in the three months ended September 30, 2005. The number of units sold in the three months ended September 30, 2005 increased 23.6% over the three months ended September 30, 2004. The increase in sales for the three months ended September 30, 2005 is primarily a direct result of the Company's penetration of key accounts and an improvement in the domestic economy during 2005. The Company is continuing its aggressive pursuit of sales in the aerospace/avionics, defense, automotive, and consumer electronic industries. Of the total units sold, international system sales increased 25.1% for the three months ended September 30, 2005. The Company continues to be cautiously optimistic in regards to a slowly recovering domestic economy, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue decreased $77,000 or 26.1% from $295,000 in the three months period ended September 30, 2004 to $218,000 in the three months ended September 30, 2005. In the three month period ended September 30, 2005, the Company operated three test centers in the U.S., maintained four domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe, versus four test centers in the U.S., four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe during the same period in 2004. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the decrease in test center revenue to the restructuring of the Company's domestic test labs to improve profitability. The Company is continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

QualMark ACG generated $428,000 of revenue for the three months ended September 30, 2005. The revenue generated by QualMark ACG included replacement field coils, replacement armatures, as well as field service support.

Gross Profit

Total gross margin for the three months ended September 30, 2005 was 45.2%. This compares to a gross margin of 45.7% for the three months ended September 30, 2004.

Operating Expenses

Total operating expenses increased $200,000 or 19.9% to $1,205,000 for the three months ended September 30, 2005 from $1,005,000 for the three months ended September 30, 2004.

Selling, general and administrative expenses increased $277,000 or 37.0% to $1,026,000 in the three months ended September 30, 2005 from $749,000 for the three months ended September 30, 2004. The primary increase of selling, general, and administrative expenses during 2005 is attributed to $131,000 of expenses related QualMark ACG, which represent 12.8% of total selling, general and administrative expenses. The Company also incurred additional sales commissions due to an increase in sales.

Research and development costs decreased $26,000 or 12.7% to $179,000 for the three months ended September 30, 2005 from $205,000 for the three months ended September 30, 2004. The decrease is primarily attributed to a decrease in engineering project expenses. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses of $51,000 were incurred for the three months ended September 30, 2004, which were related to litigation with Dr. Gregg Hobbs. (refer to Note 9 Legal Matters).

Interest Expense

Interest expense increased $10,000 or 52.7% to $29,000 for the three months ended September 30, 2005 from $19,000 for the three months ended September 30, 2004. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG, which increased $876,000 from September 30, 2004 to September 30, 2005.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

Revenue

Net revenue increased $2,159,000 or 24.6% from $8,777,000 in the nine months ended September 30, 2004 to $10,936,000 for the nine months ended September 30, 2005.

Equipment Revenue

Equipment revenue increased $588,000 or 7.5% from $7,841,000 in the nine months ended September 30, 2004 to $8,429,000 in the nine months ended September 30, 2005. The number of units sold in the nine months ended September 30, 2005 increased 14.3% over the nine months ended September 30, 2004. The increase in sales for the nine months ended September 30, 2005 is primarily a direct result of the Company's penetration of key accounts and an improvement in the domestic economy during 2005. The Company is continuing its aggressive pursuit of sales in the aerospace/avionics, defense, automotive, and consumer electronic industries. Of the total units sold, international system sales decreased 1.4% for the nine months ended September 30, 2005. The Company continues to be cautiously optimistic in regards to a slowly recovering domestic economy, as a result the Company is continuing to cultivate its international presence by emphasizing its core markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

Test center revenue decreased $106,000 or 11.3% from $936,000 in the nine months period ended September 30, 2004 to $830,000 in the nine months ended September 30, 2005. In the nine month period ended September 30, 2005, the Company operated three test centers in the U.S., maintained four domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe, versus four test centers in the U.S., four domestic strategic agreement test center operations, and five strategic agreement test center operations in Europe during the same period in 2004. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the decrease in test center revenue to restructuring of the Company's domestic test labs to improve profitability. The Company is continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

Qualmark ACG generated $1,677,000 of revenue for the nine months ended September 30, 2005. The revenue generated by QualMark ACG included complete factory rebuilt vibration test systems and shakers, replacement field coils, replacement armatures, as well as field service support.

Gross Profit

Total gross margin for the nine months ended September 30, 2005 was 44.7%. This compares to a gross margin of 47.5% for the nine months ended September 30, 2004. The decrease in gross margin for the nine month period is primarily due to the gross margin earned by QualMark ACG, which is lower than the gross margin earned by QualMark.

Operating Expenses

Total operating expenses increased $490,000 or 14.9% to $3,772,000 for the nine months ended September 30, 2005 from $3,282,000 for the nine months ended September 30, 2004.

Selling, general and administrative expenses increased $740,000 or 29.9% to $3,216,000 in the nine months ended September 30, 2005 from $2,476,000 for the nine months ended September 30, 2004. The primary increase of selling, general, and administrative expenses during 2005 is attributed to $432,000 of expenses related to QualMark ACG, which represent 13.4% of total selling, general and administrative expenses. The Company also incurred additional sales commissions due to an increase in sales and invested in sales and marketing programs to expand its total vibration market.

Research and development costs increased $14,000 or 2.6% to $556,000 for the nine months ended September 30, 2005 from $542,000 for the nine months ended September 30, 2004. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and legal associated expenses of $264,000 were incurred for the nine months ended September 30, 2004, which were related to litigation with Dr. Gregg Hobbs. (refer to Note 9 Legal Matters).

Interest Expense

Interest expense increased $32,000 or 46.4% to $101,000 for the nine months ended September 30, 2005 from $69,000 for the nine months ended September 30, 2004. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG, which increased $876,000 from September 30, 2004 to September 30, 2005.

Income Tax

During the nine months ended September 30, 2005 the Company recorded a $10,000 provision for estimated Alternative Minimum Tax (AMT) and paid $16,000 for income taxes. The Company anticipates net operating profits for the year ended December 31, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended December 31, 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, the Company generated $213,000 of cash from operating activities, invested $128,000 for equipment, repaid $174,000 of commercial bank borrowings, and generated $69,000 from the issuance of common stock. Together, these activities resulted in a cash decrease of $20,000, for an ending balance of $496,000 at September 30, 2005. During the nine months ended September 30, 2004, the Company generated $616,000 of cash from operating activities, invested $240,000 for equipment, borrowed $80,000 from its commercial bank and repaid $320,000 of commercial bank borrowings. Together, these activities resulted in a cash increase of $136,000, for an ending cash balance of $578,000 at September 30, 2004.

The Company's commercial borrowings consist of a term loan, a revolving line of credit, and a convertible debt agreement, refer to the 2004 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the nine-month periods ended September 30, 2005 and 2004 was 7.5% and 7.0%, respectively.

Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of September 30, 2005, there were no borrowings and there was $1,500,000 of availability on the line of credit. As of September 30, 2005, the principal balance of the term loan was $556,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of September 30, 2005, the principal balance of the convertible debt was $1,000,000.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. For the three and nine months ended September 30, 2005, the Company was in compliance with its financial covenants.

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

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2005 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2005. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and $1,500,000 of availability on its revolving credit line provide adequate capital resources to fund its operations, 2005 debt repayments, and working capital needs, through at least the end of the third quarter of 2006.

Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $556,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2005 would be an annual increase or decrease of approximately $6,000 in interest expense for a twelve-month period.

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

Recently Issued Accounting Pronouncements

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Note 9 of the Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company issued 220,983 shares of common stock with a cashless conversion ratio of 0.529 upon the cashless exercise of 417,153 warrants.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     (a)  Exhibits - See Index to Exhibits

     (b)  Reports on Form 8-K during the quarter ended September 30, 2005:

          On July 28, 2005, the Company issued a press release announcing its earnings for the quarter ended June 30, 2005.

          On August 31, 2005, the Company filed form 8-K disclosing its entry into the QualMark Corporation 2005 Stock Option Plan, a definitive material agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QualMark Corporation


Date: November 14, 2005                 By: /s/ CHARLES D. JOHNSTON
                                            ------------------------------------
                                            Charles D. Johnston President,
                                            Chief Executive Officer


Date: November 14, 2005                 By: /s/ ANTHONY A. SCALESE
                                            ------------------------------------
                                            Anthony A. Scalese
                                            Chief Financial Officer
                                            & Principal Accounting Officer

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

10.26      Irrevocable Letter of Credit issued to Catellus Development
           Corporation (12)

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
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