Form 10KSB
period 2005-12-31
QUALMARK CORP
filed 2006-03-30
CIK 1006691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended: DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined I Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Issuer's revenues for its most recent fiscal year. $14,845,000

     The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 28, 2006 was $9,507,406.

     The number of shares outstanding of the issuer's Common Stock as of March 28, 2006 was 4,463,571.

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

     On December 13, 2005, QualMark Corporation entered into an asset purchase agreement with SatCon Power Systems, Inc. ("SatCon") of Boston, Massachusetts to purchase certain of the assets and assume certain of the liabilities of SatCon related to its Ling Electronics ("Ling") Shaker and Amplifier business operations. SatCon is a division of SatCon Technology Corporation, which was founded in 1986. Ling is one of the nation's most experienced manufacturers of vibration, shock and high intensity sound environmental test systems and fixtures. QualMark formed a separate wholly-owned C-corporation subsidiary, QualMark Ling Corporation ("QualMark Ling"), to assume all acquired assets and assumed liabilities of Ling. Immediately following the acquisition, the Company moved all purchased assets from Massachusetts to its Connecticut facility and began operations. The Company intends to combine ACG and Ling into one reporting business unit and provide a full complement of new and refurbished electrodynamic systems, parts and service.

About Ling:

     Ling was founded in 1947 by James Ling. Throughout the years, Ling went through a series of mergers or acquisitions, including a merger in 1959 with acoustical based Altec (Altec-Lansing). In 1999, SatCon purchased Ling from Mechanical Technology Inc. Ling is one of the nation's most experienced manufactures of vibration and shock environmental test systems and fixtures. Ling offers a full complement of new turnkey vibration systems that include the shaker, slip table, fixture and amplifier. To date, over 6,000 electrodynamic shaker systems have been sold and supplied by Ling. Ling has been a leading manufacturer of vibration and acoustic testing systems for over 50 years and serves an international cross-section of governmental, industrial and scientific markets. Through participation in both commercial and government contracts, Ling has designed and manufactured sophisticated systems to perform complex vibration, high intensity sound and shock tests on all types of components, assemblies and aerospace vehicles.

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

     Typhoon-2.5:

          The Typhoon-2.5 is, historically, the most popular system in the Typhoon product line. A mid-size system, the PC-controlled Typhoon-2.5 is equipped with four actuators mounted to the vibration table. The Typhoon-2.5 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 30"x30", and is enclosed within a thermal chamber that is 36"x36"x37" (ID). The thermal chamber is capable of up to 600 degrees Centigrade per minute change on the product under test. Typical uses of the Typhoon-2.5 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)

     Typhoon-3.0:

        The Typhoon-3.0 has begun to generate the most attention in the Typhoon product line. A mid-size system, the PC-controlled Typhoon-3.0 is equipped with four actuators mounted to the vibration table. The Typhoon-3.0 contains the same capabilities as the Typhoon-2.5, but allows for additional testing area. The additional testing area allows the user to utilize the chamber for either HALT (engineering based tests) or HASS (production line tests). The Typhoon-3.0 LF vibration system can generate 50 Grms from 2Hz to 10,000 Hz. The vibration table is 36"x36", and is enclosed within a thermal chamber that is 36"x36"x37" (ID). The thermal chamber is capable of up to 600 degrees Centigrade per minute change on the product under test. Typical uses of the Typhoon-3.0 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)

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

     The Company's strategic agreements with test centers in the U.S. and throughout Europe consist of the Company contributing one Typhoon-2.5 or Typhoon-3.0 system and the partner providing the lab facility, personnel and sales management. In return for its contribution of these systems to these agreements, the Company receives a percentage of the revenues generated by the Typhoon systems.

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

QUALMARK LING CORPORATION (LING)

     Ling offers a full complement of new turnkey vibration and shock environmental test systems that include the shaker, slip table, fixture and amplifier that range from 5lbs of sine force to over 40,000 lbs of sine force. These test systems are ideal for modal testing, research and development, product qualification, vibration screening and testing.

     The Ling product line contains three primary size categories High Force Vibration Systems, Medium Force Vibration Systems and Low Force Vibration Systems.

     High Force Vibration Systems (HFVS):

     High Force Vibration Systems consist of shaker models that displace between 18,000 lbs to 45,000 lbs of sine force or 13,000 lbs to 36,000 lbs of random force. The HFVS can support a static load of up to 3,000 lbs are water cooled and are powered by a max kVA ranging between 142 and 415.

     Medium Force Vibration Systems (MFVS):

     Medium Force Vibration Systems consist of shaker models that displace between 2,800 lbs to 12,000 lbs of sine force or 2,000 lbs to 10,000 lbs of random force. The MFVS can support a static load of up to 1,500 lbs are air cooled and are powered by a max kVA ranging between 28 and 123.

     Low Force Vibration Systems (LFVS):

     Low Force Vibration Systems consist of shaker models that displace between 6 lbs to 600 lbs of sine force. The LFVS can support a static load of up to 50lbs are air cooled and are powered by a max approximate kVA of one.

MARKETING

During 2005, the Company continued its strategic marketing and sales program that is designed to leverage QualMark's market knowledge to be identified as the "Knowledge Leader" in the Vibration Testing industry. The Company has achieved this through education of customers through Webinars (web based seminars) and other forums that expand the knowledge base in the overall reliability process. The Ling acquisition further represents continued penetration into the electrodynamic vibration test market. Entering this portion of the market expands the Company's total available market to approximately $175 million, up from approximately $25 million for the accelerated testing (HALT/HASS) market. Ling Electronics is a highly recognized trade name in the electrodynamic shaker market. Ling offers a complete line of electrodnamic shakers from 6 lbs of force to 40,000 lbs of force. These electrodynamic shakers conform to a military specification, which is a required test for almost all electronic systems used in military and aerospace applications. The Company has consolidated Ling into the ACG facility, located in Connecticut, to eliminate a dual infrastructure and overhead and also to take advantage of the skill sets already in place at ACG.

The following was achieved during 2005:

     1. The Company realized strong vertical and horizontal sales penetration in the core market segments.

     2. The Company realized an even distribution of geographic sales in the United States, Europe and Asia Pacific.

     3. The Company hired a marketing communications manager to support operations and redefine the positioning statement as the Knowledge Leader and began a branding process of its wholly-owned subsidiaries, QualMark ACG and QualMark Ling.

     4. The Company continued to acquire several strategic customers who have adopted a QualMark testing chamber as the configuration for corporate and supply vendor testing.

     5. The Company expanded its HASS presence by converting HALT customers to production oriented HASS testing. The average conversion rate from HALT to HASS is approximately four to one, which implies that for every HALT chamber a customer has in place they would need approximately four chambers to commence HASS.

     6.   The Company expanded its presence into over 30 countries.

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

CUSTOMERS

     The Company continues to market and sell its systems to the leading corporations of the world in the Consumer Electronics, Avionics, Automotive, and Defense industries. QualMark is uniquely positioned to support the Reliability Testing requirements of our Global Customers through our Global Sales and Service Network. From the Company's inception, more that 600 test systems have been sold worldwide to more than 450 customers. The Company was not dependent on any single industry segment for its revenues.

The Company's customer bases continue to be varied and are as follows:

AEROSPACE AND DEFENSE

Aviation electronics
Display switches
Flight navigation systems
Marine navigation systems

COMPUTER RELATED PRODUCTS

Circuit boards
Disk drives
Modems
Monitors
Power supplies
Printers
Tape backup drives

OTHER

Automotive circuitry
Electronic oil and gas flow meters
Global positioning systems
Power supplies of all types

TELECOMMUNICATIONS

Automated teller machines
Air conditioning electronics
Cellular telephones
Fax machines
Switching systems

MEDICAL ELECTRONICS

Electronic thermometers
Glucose monitors
Infusion pumps
IV pumps

CONSUMER ELECTRONICS

Refrigerators
Televisions
Video Recorders
LED flat screens
Plasma flat screens
Garage door electronics

RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenditures for the fiscal years ending December 31, 2005 and 2004 were $752,000 and $735,000, respectively. During 2005 the Company continued to implement design and testing improvements on its pneumatic hammers. The Company developed and released 2 new vibration tables to fit expanded customer needs. The Company also developed and released special fixture devices that are used to attach product to the Company's Typhoon chambers. During 2004 the Company completed design and testing of a long life pneumatic hammer. The Company developed and released 2 new table and chamber models to fit expanded customer needs, the Typhoon 2.0 and the Typhoon 3.0. New control system and software with advanced features was released to production. Features include the ability to run an auto-tuning routine for vibration and thermal control and allow monitoring of the chamber remotely through the Internet.

     Research is ongoing into the vibration technology used in the Typhoon chamber. Improving low frequency energy and creating the technology to better serve the changing market place is core to the QualMark mission.

     Other product offerings and options are being aggressively pursued, such as more auxiliary thermocouples standard on every Typhoon chamber with the option of adding more. Also, the control system is being updated to create a touchscreen environment to improve how the user interfaces to the product being designed and tested.

     The Company is maintaining the ability to quickly respond to customer requests for customization. Special Typhoon chamber features and custom fixturing designs are strong offerings of QualMark's engineering department.

INTELLECTUAL PROPERTY

     The Company has maintained the practice, where possible, to pursue patent protection on its products. The Company has been issued 12 United States patents (the "Patents") and numerous foreign patents issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company's OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. Two patent applications have been submitted for table control in a pneumatic vibration apparatus and for reducing sound emitted by a pneumatic vibration apparatus.

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

     The Company has the following registered mark with the United States Patent and Trademark Office: QUALMARK. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate. The Company also has received Certificate Europa (CE) approval on its Typhoon chambers, which is required for sale in the European Community.

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

The following represents a listing of competitors known to the Company within the served industries:

     1.   Thermotron Industries, Michigan

     2.   Envirotronics, Michigan

     3.   Screening Systems, Inc., California

     4.   HALT/HASS, Inc., Colorado

     5.   Hanse Industries, Colorado

     6.   ACS, Italy

ARTC and Applications Support Services:

     Throughout 2005 sales at QualMark Testing Centers activity remained relatively constant from quarter to quarter. With the recent economic downturn, some companies owning test equipment (Typhoon) for their own use have been attempting to leverage the equipment by selling any time not utilized by the company. This has increased the competition arena for the ARTC test center market, as well as placed additional pricing pressures. The Company attempts to maintain a dominant presence in the test center market. The test center facilities are utilized as both a sales and marketing tool and profit center, therefore, they contribute to the Company's lead generation for equipment and related sales. In order to mitigate the competitive risks, the Company implemented a new strategic direction during 2003, which continued through 2005. The strategic direction included an increase in sales through streamlined business processes, marketing synergies with the core Typhoon product, and the leveraging of the "Knowledge" of the more than 4,000 tests performed in the testing centers. The Company is also continuing to examine the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements.

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

The following represents a listing of competitors known to the Company within the served industries:

     1.   Derritron Vibration Products, California

     2.   Dynamic Solutions, California

     3.   CVMS, United Kingdom

QualMark Ling Corporation:

     The competitive environment for Ling consists of four primary competitors providing similar products and services to companies requiring new electrodynamic based systems. Ling distinguishes itself within the industry as the superior quality provider of electrodynamic related systems. The Company has determined that it will aggressively leverage the "Ling Electronics" name to market and sell the Ling products, as it was (at one time) the most recognized electrodynamic company in the industry. The Company will also combine the new products offered by Ling with the parts, service and refurbish capabilities of ACG to provide customers with a full range of electrodynamic vibration solutions.

The following represents a listing of competitors known to the Company within the served industries:

     1.   Unholtz Dickie, Connecticut

     2.   LDS, United Kingdom

     3.   TIRA, Germany

     4.   MB Electronics, Ohio

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

QualMark ACG Corporation and QualMark Ling Corporation (Ling/ACG)

     Ling /ACG's primary manufacturing facility is located in West Haven, Connecticut. Ling/ACG manufactures a variety of products for the vibration test industry: new electrodynamic exciters, reconditioned exciters, amplifiers, controllers, and integrated exciter test systems, reconditioned exciter systems per customer order and specification, reconditioned exciter armature assemblies, reconditioned exciter field coils, and other components and assemblies for the exciter industry. Ling/ACG also sells new amplifiers and controllers to the exciter industry. Ling/ACG also manufactures many replacement components for exciters and vibration systems to support its global field service business.

     Ling/ACG uses a flexible manufacturing cell approach as well as a just-in-time (JIT) inventory control and vendor supply system. Ling/ACG's major manufacturing capabilities include: primary and secondary machine shop operations, welding and metal fabrication, armature winding and reconditioning, coil winding and reconditioning, electro-mechanical assembly, electronics testing, and system integration and testing. Ling/ACG maintains its own inventory of reconditioned exciters, armatures, field coils, as well as builds exciters and systems to customer order.

     Ling/ACG has an excellent base of local vendors and suppliers to subcontract non-essential manufacturing and to off-load production during peak demands. This vendor base is integrated into Ling/ACG's just-in-time manufacturing strategy. Ling/ACG does both source inspections at key suppliers as well as 100% quality inspection on all purchased components. Ling/ACG has developed relationships with what it considers critical vendors that manufacture key components of its rebuilt shaker systems. The Company has also established relationships with alternative suppliers for its key components. Thus, if a primary supplier was unable to deliver materials as required by the Company, it would take as many as 90 days to begin taking delivery of these components from its secondary suppliers. The Company is dependent on the availability of steel and amplifiers as its primary raw material components. The Company believes that it will have access to adequate amounts of the raw material component and that no shortages will exist.

     Ling/ACG uses proprietary manufacturing processes to produce armatures and field coils which are recognized by the industry as being superior to its competition, as well as being superior to many exciter original equipment manufacturer (OEM) specifications.

     Ling/ACG is in the process of integrating a material requirements planning
(MRP), a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory.

PRODUCT WARRANTIES AND SERVICE

     In 2005 and 2004, the Company offered a limited one-year parts and labor warranty on all new Typhoon and electrodynamic factory rebuilt systems, respectively. Typhoon customers can purchase extended warranties on their Typhoon systems, which may include up to two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each Typhoon system, which further minimizes Typhoon system down time. Because of the efficient design of Typhoon systems, most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. The Company occasionally sends its technicians into the field for warranty repairs. Based on the purchase agreement between QualMark and SatCon, QualMark assumed existing outstanding warranties for Ling electrodynamic systems. These warranties contain a duration of one to eighteen months, in which the Company will provide parts and labor (if required). During 2006, the Company will continue to offer a standard, one-year parts and 90 days labor warranty on all new Typhoon, Ling electrodynamic systems and ACG refurbished systems.

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

EMPLOYEES

     As of December 31, 2005, the Company had fifty employees, of which forty-eight are full-time. Twenty-eight of the Company's employees are employed at its principal offices and headquarters in Denver, Colorado, sixteen are employed in West Haven, CT, two are employed at testing facilities in Huntington Beach, CA, one in Marlborough, MA, one in Navarre, FL, one in Annapolis, MD, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

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

     The suburban Boston ARTC facility is located at 98 South Street, Hopkinton, Massachusetts. The two-year lease expires April 30, 2007. The leased property consists of approximately 5,000 square feet. In addition to the lease payments, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's regional ARTC service business is conducted at this facility.

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

ITEM 3. LEGAL PROCEEDINGS

     Refer to Note 12 of the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by the over the counter bulletin board (OTCBB) during fiscal years 2005 and 2004:

                        FISCAL YEAR ENDED DECEMBER 31, 2005
                        -----------------------------------
                               HIGH CLOSE   LOW CLOSE
                               ----------   ---------
First Fiscal Quarter             $3.100       $1.950
Second Fiscal Quarter             3.250        2.400
Third Fiscal Quarter              3.050        1.950
Fourth Fiscal Quarter             2.480        1.720

                        FISCAL YEAR ENDED DECEMBER 31, 2004
                        -----------------------------------
                               HIGH CLOSE   LOW CLOSE
                               ----------   ---------
First Fiscal Quarter             $1.680       $0.850
Second Fiscal Quarter             1.650        1.400
Third Fiscal Quarter              1.520        1.250
Fourth Fiscal Quarter             2.040        1.300

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     The number of record holders of our common stock as of December 31, 2005 was 50 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name. The Company has never paid a cash dividend and does not intend to do so in the future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                             FISCAL YEAR ENDED
                                                   -------------------------------------
                                                   DECEMBER 31, 2005   DECEMBER 31, 2004
                                                   -----------------   -----------------
Statements of Income Date:
Revenues .......................................         100.0%              100.0%
Cost of revenues ...............................          54.9                53.4
                                                         -----               -----
Gross profit ...................................          45.1                46.6
Selling, general and administrative expenses ...          30.1                28.2
Research and development expenses ..............           5.1                 6.1
Arbitration and related legal expenses .........            --                 2.8
                                                         -----               -----
Income from operations .........................           9.9                 9.5
Other expense ..................................          (0.9)               (0.8)
                                                         -----               -----
Income before income taxes .....................           9.0                 8.7
Income tax benefit .............................           5.1                 3.8
                                                         -----               -----
Net income .....................................          14.1%               12.5%
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

RESULTS OF OPERATIONS

     The Company's annual and quarterly operating results are subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company's products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units. Further, shipping or not shipping a product in a quarter can result in the difference between a profitable quarter or an unprofitable one, given the significant sales price of the Company's product and the related margin.

Comparison of Years Ended December 31, 2005 and 2004

REVENUE

     Revenue increased $2,833,000 or 23.6% to $14,845,000 for the year ended December 31, 2005 from $12,012,000 for the year ended December 31, 2004.

Equipment Revenue

     Equipment revenue increased $897,000 or 8.5% to $11,467,000 for the year ended December 31, 2005 from $10,570,000 for the year ended December 31, 2004. The number of units sold in 2005 increased 16.0% over 2004. The increase in sales for the year ended December 31, 2005 is primarily a direct result of the Company's aggressive pursuit of international sales, a recovering domestic economy and the transition of customers from HALT to HASS (HALT is a research and development based test that requires limited QualMark equipment and HASS is an integrated quality manufacturing test that requires additional QualMark testing equipment). As a result of the transition from HALT to HASS, the Company is generating a higher volume of testing equipment sales per customer. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. Current year international system sales remained consistent with the prior year. However, the geographic distribution of equipment units sold represented an approximately equal amount for the United States, Europe and Asia Pacific versus a high concentration in Asia Pacific. The Company attributes the even distribution of geographic sales to a recovering domestic and European economy and a strong manufacturing presence in Asia Pacific. The Company continues to be cautiously optimistic in regards to the recovering domestic and European economy, as a result the Company is continuing to explore and cultivate its presence in existing and new markets. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in equipment sales.

Test Center (ARTC) Revenue

     Test center revenue decreased $53,000 or 4.4% from $1,199,000 for the year ended December 31, 2004 to $1,146,000 for the year ended December 31, 2005. In 2005, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe. In 2004, the Company operated four test centers in the U.S., maintained three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company primarily attributes the decrease in test center revenue to a shift in test center strategy. The Company is continuing to implement the strategic agreement test center model, in which additional agreements are entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased margins, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success.

QualMark ACG Revenue

     Qualmark ACG Corporation generated $243,000 of revenue for six-weeks of operations in 2004 compared with $2,232,000 generated for the year ended December 31, 2005. The revenue generated by QualMark ACG included complete factory rebuilt vibration test systems and shakers, replacement field coils, replacement armatures, as well as field service support.

The Company did not generate any sales from its QualMark Ling Corporation subsidiary during 2005.

GROSS MARGIN

     The gross margin for the year ended December 31, 2005 was 45.1%. This compares to a gross margin of 46.6% for the year ended December 31, 2004. The decrease in gross margin for the year ended 2005 is primarily due to lower margins realized through QualMark ACG sales as compared to QualMark sales.

OPERATING EXPENSE

     Total operating expenses increased $766,000 or 17.2% from $4,458,000 for the year ended December 31, 2004 to $5,224,000 for the year ended December 31, 2005.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased $1,082,000 or 31.9% from $3,390,000 for the year ended December 31, 2004 to $4,472,000 for the year ended December 31, 2005. The primary increase of selling, general, and administrative expenses during 2005 is attributed to $551,000 of expenses related to QualMark ACG, which represent 12.3% of total selling, general and administrative expenses. The Company also incurred additional sales commissions due to an increase in sales and invested in sales and marketing programs to expand its total vibration market.

Research and Development Expense

     Research and development costs increased $17,000 or 2.3% from $735,000 for the year ended December 31, 2004 to $752,000 for the year ended December 31, 2005. The increase is primarily attributed to an increase in research and development staff, including contract labor. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Arbitration and Related Legal Expense

     The Company incurred arbitration and related legal expenses of $333,000 for the year ended December 31, 2004. On June 19, 2004, the Company was granted summary judgment for a complaint of copyright infringement brought by Dr. Hobbs, which was affirmed on March 11, 2005 by the United States Court of Appeals, Tenth Circuit (refer to Note 12 of the Financial Statements). For the year ended December 31, 2004, legal costs of $333,000, attributed to defending the copyright infringement action were included in the financial statements.

INTEREST EXPENSE

     Interest expense increased $51,000 or 51.0% from $100,000 for the year ended December 31, 2004 to $151,000 for the year ended December 31, 2005. The increase in expense was due to the addition of Convertible Debt at the end of 2004 (refer to Note 5 of the Financial Statements) used to acquire the assets of ACG (refer to Note 13 of the Financial Statements), as well as the commercial bank debt of $2,700,000 (refer to Note 5 of the Financial Statements) obtained at the end of 2005 to acquire the assets of Ling Electronics (refer to Note 13 of the Financial Statements) at the end of 2005.

INCOME TAX

     For the year ended December 31, 2005, the Company incurred current income tax expense of $29,000 from estimates made for alternative minimum taxes and recognized a deferred income tax benefit of $780,000. During the fourth quarter of 2005, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that at least a portion of the Company's deferred tax asset will be realizable in future periods. The Company's recognition of a portion of the deferred tax asset resulted from having a net operating loss ("NOL") carryforward of approximately $3,000,000 which is available to offset future taxable income, if any through 2024. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, in which no assurance can be given.

     For the year ended December 31, 2004, the Company incurred current income tax expense of $12,000 from estimates made for alternative minimum taxes and recognized a deferred income tax benefit of $473,000. During the fourth quarter of 2004, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that at least a portion of the Company's deferred tax asset will be realizable in future periods. The Company's recognition of a portion of the deferred tax asset resulted from having a NOL carryforward of approximately $5,500,000. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, in which no assurance can be given.

NET INCOME

     Net income increased $586,000 or 39% from $1,502,000 for the year ended December 31, 2004 to $2,088,000 for the year ended December 31, 2005. The increase is primarily attributed to the 23.6% increase in revenue and the recognition of $780,000 of the Company's deferred tax asset in 2005 as compared to the recognition of the Company's deferred tax asset of $473,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     During 2004, the Company experienced a 52% increase in revenue, which was primarily attributed to the continued adoption and acceptance of accelerated testing techniques and a revised sales process that included a move toward value selling and the Company wide customer satisfaction philosophy. During 2005, the Company experienced a 24% increase in revenue, which was primarily attributed to the customer transition from HALT to HASS, which is an integrated quality manufacturing approach, and the contribution from QualMark ACG, the Company's wholly owned electrodynamic business unit subsidiary. The Company cannot give any assurance on the continued demand for its products and/or services. On February 13, 2004, the Company executed a definitive settlement agreement with Dr. Hobbs regarding the existing arbitration award, in which the Company paid approximately $439,000 to Dr. Hobbs during 2004 (refer to Note 12 of the Financial Statements). These payments are complete and were made primarily from the Company's cash flow generated from 2004 operations.

     While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2006 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2006. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and access to approximately $800,000 of cash that is available on its commercial bank revolving line of credit provide adequate capital resources to fund its operations, 2006 scheduled debt payments and working capital needs through at least the end of 2006, and into the first quarter of 2007. The Company's inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

     During 2005, the Company generated $91,000 of cash from operating activities, invested $2,325,000 for the purchase of substantially all of the assets of Ling Electronics and $288,000 for equipment, borrowed $2,700,000 from a commercial bank, repaid $234,000 of commercial bank borrowings and received $69,000 from the issuance of common stock. These activities resulted in a cash increase of $13,000, for a year-end balance of $529,000 at December 31, 2005. During 2004, the Company generated $419,000 of cash from operating activities, invested $905,000 for the purchase of substantially all of the assets of ACG Dynamics, Inc., $264,000 for equipment, and $6,000 for patents, borrowed $2,030,000 from commercial banks and commercial bank affiliates, and repaid $1,234,000 of commercial bank borrowings. These activities resulted in a cash increase of $74,000, for a year-end balance of $516,000 at December 31, 2004. The decrease in cash generated from operating activities from $419,000 in 2004 to $91,000 in 2005 primarily resulted in the increase in net working capital and the increase in other assets, which was the result of a $350,000 additional deposit required by the Convertible Debt holder (refer to Note 5 of the Financial Statements) to complete the asset acquisition of Ling Electronics (refer to Note 13 of the Financial Statements).

     The Company's commercial borrowings consist of two term loans, a revolving line of credit, and a convertible debt agreement (Refer to Note 5 of the Financial Statements).

     On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility (the "Credit Facility") with Silicon Valley Bank (the "Commercial Bank"). The Credit Facility consists of a $750,000, three-year term loan payable with monthly payments of $20,800 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate ("Prime") with a minimum interest rate of 5.5%. The interest rate for the term loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the Credit Facility are collateralized by substantially all the assets of the Company (refer to Note 5 of the Financial Statements). Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2005, there was $800,000 of availability on the line of credit. The amount outstanding under the term loan at December 31, 2005 was $496,000.

     On, November 11, 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement ("Convertible Debt") with an affiliate of the Commercial Bank. The Convertible Debt initially bears interest at a rate of 8% per annum and is subordinate to the Credit Facility with the Commercial Bank. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company's common stock over the preceding 20 trading day period exceeds $1.66. The interest rate at December 31, 2005 was 6.63%. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the Debt Holder's option, into common stock of the Company at a price of $1.66 per share (the "Conversion Price") (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company's common stock has traded at $4.98 for 20 consecutive days.

     On December 8, 2005, the Company entered into an additional Loan Agreement (the "Loan Agreement"), with the Commercial Bank in order to finance the acquisition of the assets acquired from SatCon. The Loan Agreement provides for a term loan in the amount of $2 million to be in addition to the Company's existing term loan under the Credit Facility originally in the amount of $750,000. The term of the additional Loan Agreement is 36 months, with monthly principal payments of $56,000. The loan initially bears interest at a rate of 3.5% per annum plus the 36 month U.S. Treasury rate fixed at the time of each advance, which yields a current rate of 8.0%. The Loan Agreement provides for a termination fee of 3% at one to 12 months, 2% in months 13 to 24 and 1% in months 25 to 36. A one time pre-payment of up to $500,000 is allowed with no early termination fee. The amount outstanding under the Loan Agreement at December 31, 2005 was $2,000,000.

     On December 12, 2005, the Company entered into a Loan Modification Agreement (the "Loan Modification Agreement") with the Convertible Debt holder, to modify certain existing loan documents. The Loan Modification Agreement provided that the $2,000,000 proceeds received from the Loan Agreement on December 8, 2005 be used exclusively to acquire the assets of Ling Electronics from SatCon. The Loan Modification Agreement further provided that a cash deposit of $350,000 was made with the Convertible Debt holders as additional security for the obligations under the pre-existing loan agreement. The deposit does not bear interest and at the maturity date of the loan, shall be applied to the outstanding obligations or shall be returned to the Company if the Convertible Debt is converted. The Loan Modification Agreement finally provides that monthly interest payments will be paid quarterly in common stock of the Company rather than cash as long as the preferred stock investor receives dividends payable in preferred stock (refer to Note 8 of the Financial Statements). Subsequently, on March 1, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company's common stock.

     The Company's average interest rate for the years ended December 31, 2005 and 2004, was 7.01% and 7.50%, respectively.

     As required by the Credit Facility and the Loan Agreement, the Company will make total principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws on the revolving line of credit will be made based on operational cash flow needs or growth based initiatives.

     The following represents future amounts payable at December 31, 2005 (in thousands).

  Year ended
  December 31,
---------------
     2006         $1,617
     2007            917
     2008            662
     2008             --
2009 (November)    1,000
                  ------
                  $4,196
                  ======

Other Contractual Obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 6 of Financial Statements. At December 31, 2005, the Company's commitments under these obligations were as follows (in thousands):

 Year ended    OPERATING
December 31,     LEASES
------------   ---------
    2006         $  351
    2007            268
    2008            238
    2009            184
    2010             77
                 ------
                 $1,118
                 ======

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

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. At December 31, 2005, the Company reversed a portion of its deferred tax asset valuation allowance by $780,000. The Company's decision was based on the financial results of 2005 and the estimated budget financial results for 2006. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance will be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income. At December 31, 2004, the Company reversed a portion of its deferred tax asset allowance to record a deferred tax asset of $473,000. The recognition of this asset was based on the financial results of 2004 and the estimated budget financial results for 2005 (Refer to Note 7 of the Financial Statements).

     The Company accounts for employee stock-based compensation using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. The Company is currently evaluating the methods of adoption available under SFAS 123(R). The implementation of this standard could have a material impact on the Company's financial position and results of operations.

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

International Operations

     There are many risks associated with international operations, including the following: compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, as well as health and safety requirements; differences in intellectual property protections; longer accounts receivable collection cycles; currency fluctuations (which are not material for the Company, as they have not had any impact on the Financial Statements); terrorists attacks on American companies; economic instability, including inflation and interest rate fluctuations; competition from foreign competitors; and political or civil turmoil. The results of these factors may have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions

     On December 13, 2005, QualMark Corporation completed the asset acquisition of Massachusetts based Ling Electronics (Ling), an electrodynamic shaker manufacturing company, from SatCon Power Systems Inc., a subsidiary of SatCon Technology. On November 15, 2004, QualMark Corporation completed the asset acquisition of Connecticut based ACG Dynamics Inc.(ACG), an electrodynamic shaker service company. Ling and ACG's results may fluctuate due to a number of factors, including: successful integration with QualMark, variations in the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing costs, capacities and efficiencies; capacity and production constraints, including constraints associated with single-source part suppliers; product failures; competitive factors, including pricing, availability and demand for competing products; cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions; cancellations or rescheduling of customer orders and shipments due to changes in demand; warranty expenses; the availability and cost of parts; the timing, availability and sale of new products by us or our competitors; changes in the mix of products having differing gross margins; changes in average sales prices; long sales cycles associated with our products; variations in product development and other operating expenses; discounts given to certain customers for large volume purchases; and high fixed expenses that increase operating expenses. Ling and ACG's sales to customers are usually made under purchase orders with short delivery requirements. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected results of operations. We cannot guarantee that Ling or ACG's results of operations will not be adversely affected in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its Credit Facility and Loan Agreement which total $3,196,000 at December 31, 2005 (Refer to Note 5 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2005 would be an annual increase or decrease of approximately $32,000 in interest expense for a twelve-month period.

ITEM 7. FINANCIAL STATEMENTS.

     Index to Financial Statements:

                                                                     PAGE NUMBER
                                                                     -----------
Report of Independent Registered Public Accounting Firm                  F-1
Consolidated Statements of Income                                        F-2
Consolidated Balance Sheets                                              F-3
Consolidated Statements of Shareholders' Equity                          F-4
Consolidated Statements of Cash Flows                                    F-5
Notes to Consolidated Financial Statements                               F-7

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

(b) Internal Control Over Financial Reporting:

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

ITEM 13. EXHIBITS

(a) Exhibits -- See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 2005.

     On October 25, 2005, the Company issued a press release announcing its earnings for the third quarter and year to date ended September 30, 2005. The Company also held a conference call on October 25, 2005 at 11:00am EST to discuss the October 25, 2005 press release.

     On November 16, 2005, Alan T. Valenti, a member of the Company's Board of Directors submitted a letter of resignation to the Company indicating his need to further focus on his other professional responsibilities. On November 17, 2005, Christopher Roser was unanimously appointed to the Company's Board of Directors.

     On December 8, 2005, QualMark Ling Corporation, a wholly owned subsidiary of QualMark Corporation entered into an asset purchase agreement with SatCon Power Systems, Inc., of Massachusetts, to purchase substantially all of the assets and assume certain liabilities of Ling Electronics. In order to finance the acquisition of the assets of Ling Electronics, QualMark entered into a Loan and Security Agreement on December 8, 2005 with Silicon Valley Bank and modified the terms of its existing convertible debt with Partners for Growth, L.P on December 12, 2005.

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

Dated: March 30, 2006                   QUALMARK CORPORATION


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

              SIGNATURE                             TITLE                    DATE
              ---------                             -----                    ----


/s/ Charles D. Johnston                 President, Chief Executive      March 30, 2006
-------------------------------------   Officer and Director
Charles D. Johnston


/s/ Anthony A. Scalese                  Chief Financial Officer and     March 30, 2006
-------------------------------------   Principal Accounting Officer
Anthony A. Scalese


/s/ James L.D. Roser                    Director                        March 30, 2006
-------------------------------------
James L.D. Roser


/s/ William J. Sanko                    Director                        March 30, 2006
-------------------------------------
William J. Sanko


/s/ Christopher Roser                   Director                        March 30, 2006
-------------------------------------
Christopher Roser


/s/ Gerald Laber                        Director                        March 30, 2006
-------------------------------------
Gerald Laber

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
QualMark Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of QualMark Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QualMark Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their income and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 1, 2006

QUALMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED
                                                   DECEMBER 31,
                                                -----------------
                                                  2005      2004
                                                -------   -------
Revenues                                        $14,845   $12,012
Cost of revenues                                  8,144     6,416
                                                -------   -------
   Gross profit                                   6,701     5,596
                                                -------   -------
Selling, general and administrative expenses      4,472     3,390
Research and development expenses                   752       735
Arbitration and related legal expenses               --       333
                                                -------   -------
   Total operating expenses                       5,224     4,458
                                                -------   -------
   Income from operations                         1,477     1,138
Other income (expense):
   Interest expense                                (151)     (100)
   Interest income and other                         11         3
                                                -------   -------
Income before income taxes                        1,337     1,041
Income tax benefit                                  751       461
                                                -------   -------
Net income                                      $ 2,088   $ 1,502
                                                =======   =======
Net income per basic common share (Note 1)      $  0.37   $  0.29
                                                =======   =======
Net income per diluted common share (Note 1)    $  0.25   $  0.20
                                                =======   =======
Weighted average shares outstanding - basic       4,266     3,675
                                                =======   =======
Weighted average shares outstanding - diluted     8,851     7,367
                                                =======   =======

        The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                DECEMBER 31,
                                                             -----------------
                                                               2005      2004
                                                             -------   -------
ASSETS
Current assets:
   Cash and cash equivalents                                 $   529   $   516
   Trade accounts and note receivable, net of allowance
      of $51 and $50, respectively, for doubtful accounts      3,478     2,748
   Inventories, net                                            2,888       749
   Current deferred tax assets, net                              515       120
   Other current assets                                           82       183
                                                             -------   -------
      Total current assets                                     7,492     4,316
Property and equipment, net                                      922       592
Restricted cash                                                   90        90
Goodwill                                                       1,057     1,057
Intangible assets                                                728       296
Non-current deferred tax assets, net                             738       353
Other assets                                                     513       184
                                                             -------   -------
                                                             $11,540   $ 6,888
                                                             =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $   684   $   676
   Accrued expenses                                            1,019       953
   Deferred revenue                                               49        89
   Current portion of long-term debt                             917       250
   Revolving line of credit                                      700        --
                                                             -------   -------
      Total current liabilities                                3,369     1,968
   Deferred revenue                                               35        48
   Long-term debt                                              2,579     1,480
   Other liabilities                                              20        12
                                                             -------   -------
      Total liabilities                                        6,003     3,508
                                                             -------   -------
Commitments and contingencies
Convertible redeemable preferred stock; 2,000,000 shares
   authorized (Note 8):
   1,000,000 designated as Series B, 740,736 shares (2005)
      and 683,967 shares (2004) issued and outstanding,
      liquidation preference of $1,657 (2005)                  1,627     1,500
                                                             -------   -------
   3,000 designated as Series C, 1,297 shares (2005) and
      1,198 shares (2004) issued and outstanding,
      liquidation preference of $1,350 (2005)                  1,166       799
                                                             -------   -------
Shareholders' equity:
   Common stock; no par value; 15,000,000 shares
      authorized; 4,417,706 shares (2005) and 4,133,348
      shares (2004) issued and outstanding                     7,343     7,768
   Accumulated deficit                                        (4,599)   (6,687)
                                                             -------   -------
      Total shareholders' equity                               2,744     1,081
                                                             -------   -------
                                                             $11,540   $ 6,888
                                                             =======   =======

        The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                  COMMON STOCK         ACCUMULATED
                                                              -------------------   ----------------
                                                                SHARES     AMOUNT   DEFICIT    TOTAL
                                                              ---------   -------   -------   ------
Balance January 1, 2004                                       3,610,092   $7,444    $(8,189)  $ (745)
Issuance of common stock in connection with the acquisition     523,256      750         --      750
Preferred stock dividends                                            --     (212)        --     (212)
Accretion of redeemable preferred stock                              --     (214)        --     (214)
Net income                                                           --       --      1,502    1,502
                                                              ---------   ------    -------   ------
Balance December 31, 2004                                     4,133,348   $7,768    $(6,687)  $1,081
                                                              ---------   ------    -------   ------
Options and warrants exercised                                  284,358       69         --       69
Preferred stock dividends                                            --     (230)        --     (230)
Accretion of redeemable preferred stock                              --     (264)        --     (264)
Net income                                                           --       --      2,088    2,088
                                                              ---------   ------    -------   ------
Balance December 31, 2005                                     4,417,706   $7,343    $(4,599)  $2,744
                                                              =========   ======    =======   ======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                        2005      2004
                                                                      -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 2,088   $ 1,502
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Increase in provision for inventory reserve                              1         5
   Provision for bad debts                                                  1        22
   Depreciation and amortization                                          337       288
   Deferred tax benefit                                                  (780)     (473)
   Other                                                                   --         7
Changes in assets and liabilities, net of business acquisitions:
   Trade accounts and note receivable                                    (731)     (363)
   Inventories                                                           (480)      (83)
   Other assets                                                          (263)     (290)
   Accounts payable                                                         4      (246)
   Accrued expenses                                                       (40)      410
   Accrued arbitration settlement                                          --      (426)
   Customer deposits and deferred revenue                                 (53)       66
   Other liabilities                                                        7        --
                                                                      -------   -------
      Net cash provided by operating activities                            91       419
                                                                      -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Ling Electronics                          (2,325)       --
Cash paid for acquisition of ACG Dynamics, Inc.                            --      (905)
Acquisition of property and equipment                                    (288)     (230)
Investment in patents                                                      --        (6)
                                                                      -------   -------
      Net cash used in investing activities                            (2,613)   (1,141)
                                                                      -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                   69        --
Proceeds from borrowings                                                2,700     2,030
Repayments of borrowings                                                 (234)   (1,234)
                                                                      -------   -------
      Net cash provided by financing activities                         2,535       796
                                                                      -------   -------
Net increase in cash and cash equivalents                                  13        74
Cash and cash equivalents at beginning of year                            516       442
                                                                      -------   -------
Cash and cash equivalents at end of year                              $   529   $   516
                                                                      =======   =======
SUPPLEMENTAL DISCLOSURE
Interest paid                                                         $   131   $    91
                                                                      =======   =======
Income tax paid                                                       $    28   $    --
                                                                      =======   =======
NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer of equipment to inventory held for resale                    $    20   $    22
                                                                      =======   =======
Exchange of equipment for other assets                                $    --   $    31
                                                                      =======   =======
Preferred stock dividends                                             $   230   $   212
                                                                      =======   =======
Accretion of redeemable preferred stock                               $   264   $   214
                                                                      =======   =======
Capital lease obligations                                             $    20   $    34
                                                                      =======   =======

                                   (continued)

QUALMARK CORPORATION AND SUBSIDIARIES

(IN THOUSANDS)

Acquisition of Ling Electronics (2005):
Assets acquired:
   Inventory                                $1,639
   Property and equipment                       68
   Vendor tooling                              240
   Trade name and symbol                       488
Liabilities assumed:
   Warranty                                   (106)
   Closing costs                                (4)
                                            ------
Net assets acquired - cash paid             $2,325
                                            ======
Acquisition of ACG Dynamics, Inc (2004).:
Assets acquired:
   Accounts receivable                      $  288
   Inventory                                   270
   Property and equipment                       33
   Other assets                                 45
   Customer list                               152
   Non-compete agreements                       74
   Goodwill                                  1,057
Liabilities assumed:
   Accounts payable                            (41)
   Accrued expenses                           (108)
   Customer deposits                           (99)
   Closing costs                               (16)
                                            ------
Net assets acquired                          1,655
Less: QualMark common stock issued            (750)
                                            ------
Net cash paid                               $  905
                                            ======

                     The accompanying notes are an integral
                 part of these consolidated financial statements

QUALMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

     On December 13, 2005, QualMark entered into an asset purchase agreement with SatCon Power Systems, Inc. ("SatCon") of Boston, Massachusetts to purchase certain of the assets and assume certain of the liabilities of SatCon related to its Ling Electronics ("Ling") Shaker and Amplifier business operations. SatCon is a division of SatCon Technology Corporation, which was founded in 1986. Ling is a manufacturer of vibration, shock and high intensity sound environmental test systems and fixtures. QualMark formed a separate wholly-owned C-corporation subsidiary, QualMark Ling Corporation ("QualMark Ling"), to assume all acquired assets subject to certain liabilities of Ling. Immediately following the acquisition, the Company moved all purchased assets from Massachusetts to its Connecticut facility and began operations. The Company intends to combine ACG and Ling into one reporting business unit and provide a full complement of new and refurbished electrodynamic systems, parts and service.

LIQUIDITY

     During 2004, the Company experienced a 52% increase in revenue, which was primarily attributed to the continued adoption and acceptance of accelerated testing techniques and a revised sales process that included a move toward value selling and the Company wide customer satisfaction philosophy. During 2005, the Company experienced a 24% increase in revenue, which was primarily attributed to the customer transition from HALT to HASS, which is an integrated quality manufacturing approach, and the contribution from QualMark ACG, the Company's wholly owned electrodynamic business unit subsidiary. The Company cannot give any assurance on the continued demand for its products and/or services. On February 13, 2004, the Company executed a definitive settlement agreement with Dr. Hobbs regarding the existing arbitration award, in which the Company paid approximately $439,000 to Dr. Hobbs during 2004 (Note 12). These payments are complete and were made primarily from the Company's cash flow generated from 2004 operations.

     While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2006 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2006. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and access to approximately $800,000 of cash that is available on its commercial bank revolving line of credit provide adequate capital resources to fund its operations, 2006 debt and working capital needs through at least the end of 2006, and into the first quarter of 2007. The Company's inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business. While there can be no guarantee, the Company's management believes that it will be able to extend the due date of its credit facility with the bank, or replace such facility with other borrowings.

CASH AND CASH EQUIVALENTS

     Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company is not exposed to a concentration of credit risk as it relates to specific industries, as its customers are not heavily concentrated in any specific industry. During 2005 and 2004, one customer comprised approximately 13% and 22%, respectively, of the Company's revenue. The revenue was all recorded in the Company's equipment sales segment. The Company was not dependent on any single industry segment for its revenues.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out method. The cost of inventories includes materials, direct labor and manufacturing overhead.

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

LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. At December 31, 2005 and 2004, management believes that no impairment has occurred.

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

ADVERTISING EXPENSE

     The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2005 and 2004 was not significant.

PREOPENING COSTS

     The Company charges to selling, general and administrative expense the preopening costs of new service centers as incurred. These costs are primarily labor, supplies, preopening marketing and advertising and other expendable items.

INCOME TAXES

     The current provision or benefit for income taxes includes amounts that represent actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. At December 31, 2005, the Company has a deferred tax asset of $1,253,000. The recognition of this asset was based on the financial results of 2004 and 2005 and the estimated budgeted financial results for 2006. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income. (Note 7).

PRODUCT WARRANTIES

     Provision for anticipated warranty costs is recorded at the time the sale is recognized. The provision is based on historical warranty experience. In 2005 and 2004, the Company offered a one-year parts and limited labor warranty on all new chambers, and sells an equipment service contract for an additional one-year extended service warranty (Note 6).

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

EARNINGS PER SHARE

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

     Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive, and therefore, basic and diluted earnings per share are the same.

     The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                       ---------------
                                                        2005     2004
                                                       ------   ------
BASIC:
Net income                                             $2,088   $1,502
Accretion of redeemable preferred stock                  (264)    (214)
Preferred stock dividends                                (230)    (212)
                                                       ------   ------
Net income applicable to common shareholders-basic     $1,594   $1,076
                                                       ======   ======
Weighted average shares outstanding - basic             4,266    3,675
                                                       ======   ======
Net income per share - basic                           $ 0.37   $ 0.29
                                                       ======   ======

DILUTED:
Net income                                             $2,088   $1,502
Interest expense from convertible debt                     80       10
                                                       ------   ------
Net income applicable to common shareholders-diluted   $2,168   $1,512
                                                       ======   ======
Weighted average shares outstanding - basic             4,266    3,675
Dilutive securities                                     4,585    3,692
                                                       ------   ------
Weighted average shares outstanding - diluted           8,851    7,367
                                                       ======   ======
Net income per share - diluted                         $ 0.25   $ 0.20
                                                       ======   ======

          Options and warrants to purchase 242,088 shares of common stock (calculated using the treasury stock method), 713,032 (3,739,784 if converted to common shares, refer to Note 8) preferred shares, and 602,410 shares underlying convertible debt, (Note 5) were included in the dilutive calculation for the year ended December 31, 2005.

          Options and warrants to purchase 163,390 shares of common stock (calculated using the treasury stock method), 658,387 (3,453,173 if converted to common shares, refer to Note 8) preferred shares, and 75,301 shares underlying convertible debt, (Note 5) were included in the dilutive calculation for the year ended December 31, 2004.

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

     COMPREHENSIVE INCOME

          For the years ended December 31, 2005 and 2004, comprehensive income equaled net income.

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

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                      ---------------
                                                       2005     2004
                                                      ------   ------
Net income applicable to common shareholders          $1,594   $1,076
ADD: Stock-based employee compensation expense
   included in reported net loss, net of
   related tax effects                                    --       --
DEDUCT: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, including awards issued in prior
   periods which vested in the current periods, net
   of related tax effects                               (186)    (201)
                                                      ------   ------
Pro forma net income                                  $1,408   $  875
                                                      ======   ======
Income per share:
Basic - as reported                                   $ 0.37   $ 0.29
                                                      ======   ======
Diluted - as reported                                 $ 0.25   $ 0.20
                                                      ======   ======
Basic - pro forma                                     $ 0.33   $ 0.24
                                                      ======   ======
Diluted - pro forma                                   $ 0.22   $ 0.18
                                                      ======   ======

          The fair value of options granted in 2005 and 2004 are $142,000 and $171,000 respectively. The fair value of each option and grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2005 and 2004: dividend yield of zero; expected volatility ranging from 100% to 139% ; risk-free interest rates ranging from 2.5% to 3.5%; and an expected term of three to ten years.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions and will apply this standard beginning the first quarter of 2006. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's results of operations.

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

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                  DECEMBER 31,
                                 -------------
                                  2005    2004
                                 ------   ----
Raw materials                    $2,368   $620
Work in process                     496     57
Finished goods                      276    124
Less: Reserve for obsolescence     (252)   (52)
                                 ------   ----
                                 $2,888   $749
                                 ======   ====

     The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                          DECEMBER 31,
                                     -----------------
                                       2005      2004
                                     -------   -------
Machinery and equipment              $ 2,237   $ 2,229
Furniture and fixtures                   118       139
Leasehold improvements                   387       408
Software                                 153       302
                                     -------   -------
                                       2,895     3,078
Less: Accumulated depreciation and
   amortization                       (1,973)   (2,486)
                                     -------   -------
                                     $   922   $   592
                                     =======   =======

     Depreciation expense was approximately $231,000 and $273,000 for the years ended December 31, 2005 and 2004, respectively.

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                             DECEMBER 31,
                            -------------
                             2005    2004
                            ------   ----
Accrued warranty (Note 6)   $  294   $172
Accrued employee related       373    420
Accrued bonus                  156    191
Other                          196    170
                            ------   ----
                            $1,019   $953
                            ======   ====

5.   INDEBTEDNESS

     The Company's commercial borrowings consist of a term loan, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt").

     On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility (the "Credit Facility") with Silicon Valley Bank (the "Commercial Bank"). The Credit Facility consists of a $750,000, three-year term loan payable with monthly payments of $20,800 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate ("Prime") with a minimum interest rate of 5.5%. The interest rate for the term loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. As of December 31, 2005 the interest rate was 7.25%.Both the revolving credit line and term loan under the Credit Facility are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2005, there was $800,000 of availability on the line of credit. The amount outstanding under the term loan at December 31, 2005 was $496,000.

     On, November 11, 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement with an affiliate of the Commercial Bank. The Convertible Debt initially bears interest at a rate of 8% per annum and is subordinate to the Credit Facility with the Commercial Bank. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company's common stock over the preceding 20 trading day period exceeds $1.66. The interest rate at December 31, 2005 was 6.63%. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the debt holder's option, into common stock of the Company at a price of $1.66 per share (the "Conversion Price") (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company's common stock has traded at $4.98 for 20 consecutive days.

     On December 8, 2005, the Company entered into an additional Loan Agreement (the "Loan Agreement"), with the Commercial Bank in order to finance the acquisition of the assets acquired from SatCon (Note 13). The Loan Agreement provides for a term loan in the amount of $2 million to be in addition to the Company's existing term loan under the Credit Facility originally in the amount of $750,000. The term of the additional Loan Agreement is 36 months, with monthly principal payments of $56,000. The loan initially bears interest at a rate of 3.5% per annum plus the 36 month U.S. Treasury rate fixed at the time of each advance, which yields a current rate of 8.0%. The Loan Agreement provides for a termination fee of 3% at one to 12 months, 2% in months 13 to 24 and 1% in months 25 to 36. A one time pre-payment of up to $500,000 is allowed with no early termination fee. The amount outstanding under the Loan Agreement at December 31, 2005 was $2,000,000.

     On December 12, 2005, the Company entered into a Loan Modification Agreement (the "Loan Modification Agreement") with the Convertible Debt holder, to modify certain existing loan documents. The Loan Modification Agreement provided that the $2,000,000 proceeds received from the Loan Agreement on December 8, 2005 be used exclusively to acquire the assets of Ling Electronics from SatCon. The Loan Modification Agreement further provided that a cash deposit of $350,000 was made with the Convertible Debt holders as additional security for the obligations under the pre-existing loan agreement. This additional cash security deposit was recorded as an other long-term asset. The deposit shall not bear interest and at the maturity date of the loan, shall be applied to the outstanding obligations or shall be returned to the Company if the Convertible Debt is converted. The Loan Modification Agreement finally provides that monthly interest payments will be paid quarterly in common stock of the Company rather than cash as long as the preferred stock investor receives dividends payable in preferred stock (Note 8). Through March 1, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company's common stock. The Convertible Debt holder also received 12,195 shares of the Company's common stock, which total $21,195, for payment of interest.

     The Company's average interest rate for the years ended December 31, 2005 and 2004, was 7.01% and 7.50%, respectively.

     As required by the Credit Facility and the additional Loan Agreement, the Company will make total monthly principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws on the revolving line of credit will be made based on operational cash flow needs or growth based initiatives.

     The following represents future amounts payable at December 31, 2005 (in thousands).

Year ended December 31,
         2006             $1,617
         2007                917
         2008                662
         2008                 --
    2009 (November)        1,000
                          ------
                          $4,196
                          ======

6. COMMITMENTS AND CONTINGENCIES

     Leases:

     The Company leases office space, and operating facilities under operating lease arrangements. Future minimum lease payments consist of the following at December 31, 2005 (in thousands):

                          OPERATING
                            LEASES
                          ---------
Year ended December 31,
2006                        $  351
2007                           268
2008                           238
2009                           184
2010                            77
                            ------
                            $1,118
                            ======

     Rent expense for the years ended December 31, 2005 and 2004 was approximately $489,000 and $412,000, respectively.

     The future minimum lease payments above include a seven year lease entered into by the Company on December 31, 2002 with a third party for a new corporate facility in Denver, Colorado. The lease commenced on April 1, 2003. In connection with this lease the Company has $90,000 in restricted cash used to secure an irrevocable standby letter of credit in the amount of $90,000 (the "LOC") with the lessor. The LOC is used as collateral for certain initial tenant improvements to this facility. The LOC had an initial expiration date of July 31, 2004, but has been extended through July 31, 2006. The LOC can be extended on a yearly basis through July 31, 2009.

     Product warranty costs:

     The following is a reconciliation of the changes in the Company's product warranty liability during the years ended December 31, 2005 and 2004 (in thousands):

                                 YEARS ENDED
                                 DECEMBER 31,
                                -------------
                                 2005    2004
                                -----   -----
Balance, January 1              $ 172   $ 123
Warranty expenditures            (144)   (146)
Ling warranty costs (Note 13)     106
Provision for warranty costs      160     195
                                -----   -----
Balance, December 31            $ 294   $ 172
                                =====   =====

7. INCOME TAXES

     Income tax (benefit) expense consists of the following (in thousands):

                                    YEARS ENDED
                                    DECEMBER 31,
                                  ---------------
                                    2005     2004
                                  -------   -----
Current tax expense (benefit)
   Federal                        $    29   $  12
   State                               --      --
                                  -------   -----
                                       29      12
Deferred tax expense (benefit)
   Federal                            465     364
   State                               66      54
                                  -------   -----
                                      531     418
                                  -------   -----
Decrease in valuation allowance    (1,311)   (891)
                                  -------   -----
                                  $  (751)  $(461)
                                  =======   =====

For 2005, income tax expense (benefit) includes approximately $587,000 resulting from the utilization of NOL carryforwards. A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                   2005             2004
                                             ---------------   --------------
                                              AMOUNT     %     AMOUNT     %
                                             -------   -----   ------   -----
Computed "expected" tax                      $   455    34.0%  $ 354     34.0%
State income taxes, net of Federal income
   tax effect                                     67     5.0%     52      5.0%
Decrease in valuation allowance               (1,311)  (98.1)%  (891)   (85.7)%
Nondeductible expenses and other                   9     0.7%     12      1.2%
AMT tax                                           29     2.2%     12      1.2%
                                             -------   -----   -----    -----
                                             $  (751)  (56.2)% $(461)   (44.3)%
                                             =======   =====   =====    =====

     Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

                                         DECEMBER 31,
                                       ----------------
                                        2005      2004
                                       ------   -------
Deferred tax assets:
   Net operating loss carry forwards   $1,566   $ 2,153
   Accrued liabilities                    169       111
   Allowance for doubtful accounts         20        20
   Inventory reserves                      14         7
   Amortization of intangibles             25         3
   Deferred compensation                   14        14
                                       ------   -------
Total deferred tax assets               1,808     2,308
   Valuation allowance                   (388)   (1,699)
                                       ------   -------
Net deferred tax assets                 1,420       609
                                       ------   -------
Deferred tax liabilities:
   Goodwill                               (31)       (4)
   Depreciation and amortization         (136)     (132)
                                       ------   -------
Total deferred tax liabilities           (167)     (136)
                                       ------   -------
Net deferred tax asset                 $1,253   $   473
                                       ======   =======

     As of December 31, 2005, the Company had a net operating loss ("NOL") carryforward of approximately $4,016,000 which is available to offset future taxable income, if any through 2025. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.

8. PREFERRED STOCK

                                           SERIES B               SERIES C
                                     --------------------   -------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT
                                     -------   ----------   ------   ----------
Balance, January 1, 2004             657,235   $1,369,000    1,151   $  503,000
Earned and issued dividends           26,732      117,000       47       96,000
Accretion of redemption feature
on preferred stock and warrants           --       14,000       --      200,000
                                     -------   ----------    -----   ----------
Balance, January 1, 2005             683,967    1,500,000    1,198      799,000
Earned and issued dividends           56,769      127,000       99      103,000
Accretion of redemption feature
on preferred stock and warrants           --           --       --      264,000
                                     -------   ----------    -----   ----------
Balance, December 31, 2005           740,736   $1,627,000    1,297   $1,166,000
                                     =======   ==========    =====   ==========

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

     Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The conversion ratio for the Series B preferred stock is 2.33. The applicable conversion terms resulted in a beneficial conversion feature, which has been accreted in full as of September 1, 2004, which is the earliest date the Series B preferred stockholder could elect the option to redeem the Series B preferred stock. The accretion recorded for the twelve months ended December 31, 2005 and 2004 was zero and $14,000, respectively for each period.

     Anti-Dilution Protection -- The Series B preferred stock conversion ratio is subject to adjustment for standard antidilution provisions that result in adjustments to the conversion ratio in the event of an equity restructuring transaction. This feature could result in additional charges being recorded against net income (loss) applicable to common shareholders.

     Voting -- The Series B preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

     Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. Preferred stock dividends were approximately $127,000 and $117,000 during 2005 and 2004, respectively. As of December 31, 2005, the Series B preferred shares have $65,000 accumulated dividends in arrears. On January 6, 2006, the accumulated dividends in arrears were satisfied through the issuance of 30,128 Series B preferred shares.

     Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,657,000 at December 31, 2005.

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

     Conversion -- The Investor may now convert its Series C preferred stock into shares of the Company's common stock at any time. In the event that the Investor elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The conversion ratio for the Series C preferred stock is 1,668.61. The applicable conversion terms result in a beneficial conversion feature of approximately $741,000, which was recorded in the first quarter of 2002, and is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock, which is April 1, 2007. The accretion recorded for the twelve months ended December 31, 2005 and 2004 was $148,000 for each period.

     Anti-Dilution Protection -- The Series C preferred stock conversion ratio is subject to adjustment for standard antidilution provisions that result in adjustments to the conversion ratio in the event of an equity restructuring transaction. This feature could result in additional charges being recorded against net income (loss) applicable to common shareholders.

     Voting -- The Series C preferred stock shares are voted equally with the shares of common stock of the Company, on an as-if converted to common stock basis.

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income (loss) applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. Preferred stock dividends were approximately $103,000 and $96,000 during 2005 and 2004, respectively. As of December 31, 2005, the Series C preferred shares have accumulated dividends in arrears of $53,000. On January 6, 2006, the accumulated dividends in arrears were satisfied through the issuance of 53 Series C preferred shares.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends which totals $1,350,000 at December 31, 2005.

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

     The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. On July 29, 2005, the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder. As a result of the exercise of all of the warrants, the remaining unamortized value allocated to the warrants was fully accreted as a reduction to net income available to common shareholders during the twelve months ended December 31, 2005. Warrant accretion was approximately $116,000 and $52,000 during 2005 and 2004, respectively.

     Stock warrant transactions during 2005 and 2004 are summarized below:

                                               WEIGHTED
                                                AVERAGE
                                               EXERCISE
                                     SHARES      PRICE
                                   ---------   --------
Outstanding at January 1, 2004     1,201,688     $3.26
Granted                                   --        --
Exercised                                 --        --
Forfeited                           (759,535)     4.42
                                   ---------     -----
Outstanding at December 31, 2004     442,153      1.26
Granted                                   --        --
Exercised                           (442,153)     1.26
Forfeited                                 --        --
                                   ---------     -----
Outstanding at December 31, 2005          --     $  --
                                   ---------     -----

     STOCK OPTIONS

     The Company has three stock option plans, an incentive stock option plan (the "1993 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 2005 Stock Option Plan (the "2005 Plan) (collectively, the "Plans"). The 1993 and 1996 Plan provide employees and officers with an opportunity to purchase an aggregate of 159,746 and 770,000 shares of the Company's common stock, respectively. Subsequently, in January 2006, the 1993 and 1996 Plan's expired, and as such, no additional options may be issued from such Plans. Under the 2005 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 2005 Plan must be at least 100% of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 300,000 are reserved for issuance under the 2005 Plan. Shares forfeited can be reissued under the 2005 Plan. Options issued under the 2005 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 33.3% per year over three years for employees and immediate to 33.3% per year over three years for directors and generally expire up to ten years from the date of grant.

     Stock option transactions of the Plans during 2005 and 2004 are summarized below:

                                               WEIGHTED
                                                AVERAGE
                                               EXERCISE
                                     SHARES      PRICE
                                   ---------   --------
Outstanding at January 1, 2004      649,375      $1.87
Granted                             155,000       1.43
Exercised                                --         --
Forfeited                           (63,925)      2.23
                                    -------      -----
Outstanding at December 31, 2004    740,450       1.84
Granted                              62,000       2.37
Exercised                           (38,375)      0.95
Forfeited                           (11,700)      4.04
                                    -------      -----
Outstanding at December 31, 2005    752,375      $1.86
                                    =======      =====

     At December 31, 2005 and 2004, options were exercisable with respect to 652,162 and 605,800 shares, respectively, with exercise prices ranging from $0.60 to $5.69 and $0.60 and $6.44, respectively, and a weighted average exercise price of $1.86 and $1.84, respectively. As of December 31, 2005 and 2004 the weighted average contractual life was 4.53 and 4.59 years, respectively.

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of options as of December 31, 2005:

                                                                WEIGHTED AVERAGE
                       NUMBER OF SHARES   WEIGHTED AVERAGE   REMAINING CONTRACTUAL
EXERCISE PRICE RANGE      OUTSTANDING      EXERCISE PRICE            LIFE
--------------------   ----------------   ----------------   ---------------------
   $0.60 - $1.35            205,190            $0.88                  4.86
   $1.40 - $1.61            247,435            $1.47                  4.44
   $3.25 - $5.69            299,750            $2.74                  4.42
                            -------            -----                  ----
                            752,375            $1.86                  4.53
                            =======            =====                  ====

10. PROFIT SHARING PLAN

     The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. Participants vest in employer contributions at a rate of 20% per year over five years. Effective July 1, 2004, the plan allowed for company matching contributions of $0.13 for every $1.00 invested by the employee in the program, limited to the first $10,000 contributed by the employee. Employer contributions are made quarterly. For the twelve months ended December 31, 2005 and 2004, the Company made contributions of $21,000 and $7,200, respectively.

11. SEGMENT INFORMATION

     Prior to November 2004, the Company operated in two business segments, testing equipment and Accelerated Reliability Test Centers ("ARTC"). The testing equipment segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices. The ARTC segment operates service centers where vibration and thermal chambers are available to customers for daily rental. On November 15, 2004, the Company acquired the assets of ACG and on December 13, 2005, the Company acquired the assets of Ling (Note 13). For the period ended December 31, 2005, the assets and operation of ACG and Ling represent the Company's third business segment, Electrodynamic Vibration "ED". For the year ended December 31, 2004 the ED segment represented only the assets and operations of ACG. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.

     The accounting policies for these segments are the same as those described in Note 1 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All operating revenues and expenses are allocated to the equipment and ARTC business segments in determining their gross profit, and actual revenue and expenses are utilized in determining the ED gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The table below summarizes information about reported segments (in thousands):

                                                EQUIPMENT    ARTC      ED     CORPORATE    TOTAL
                                                ---------   ------   ------   ---------   -------
YEAR ENDED DECEMBER 31, 2005
Sales                                            $11,467    $1,146   $2,232      $ --     $14,845
Gross profit                                       5,726       423      552        --       6,701
Capital expenditures                                  75       165       48        --         288
Goodwill                                              --        --    1,057        --       1,057
Total assets                                       7,221       354    3,965        --      11,540
Depreciation and amortization                         90       162       85        --         337
Income tax benefit                                    --        --       --       751         751
Interest expense                                      --        --       96        55         151
Interest income                                       --        --       --        11          11
OTHER SIGNIFICANT NON-CASH ITEMS:
Redeemable preferred stock dividends declared         --        --       --       230         230
Accretion of redeemable preferred stock               --        --       --       264         264
YEAR ENDED DECEMBER 31, 2004
Sales                                            $10,570    $1,199   $  243      $ --     $12,012
Gross profit                                       5,309       217       70        --       5,596
Capital expenditures                                 149        81       --        --         230
Goodwill                                              --        --    1,057       --        1,057
Total assets                                       5,431       354    1,103        --       6,888
Depreciation and amortization                        103       176        9        --         288
Income tax benefit                                    --        --       --       461         461
Interest expense                                      --        --       11        89         100
Interest income                                       --        --       --         2           2
OTHER SIGNIFICANT NON-CASH ITEMS:
Redeemable preferred stock dividends declared         --        --       --       213         213
Accretion of redeemable preferred stock               --        --       --       214         214

The following information is by geographic area (in thousands):

                               UNITED                       ASIA    MIDDLE
                               STATES   MEXICO   EUROPE   PACIFIC    EAST    OTHER    TOTAL
                               ------   ------   ------   -------   ------   -----   -------
YEAR ENDED DECEMBER 31, 2005
Sales                          $8,324      --    $2,722    $3,799      --       --   $14,845
Long-lived assets, net          3,163      --        57        --      --       --     3,220
YEAR ENDED DECEMBER 31, 2004
Sales                          $5,668    $174    $1,094    $4,680    $230     $166   $12,012
Long-lived assets, net          2,129      --        --        --      --       --     2,129

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

     There is no assurance that the Company will be awarded by the U.S. District Court all of the fees and costs applied for or that Hobbs will voluntarily pay the Company amounts awarded by the Court. The Company will vigorously pursue its claim for fees and costs and seek to collect any award in full and will take all legal steps necessary to protect its favorable ruling on appeal. Any amount awarded will be recorded when received in cash.

13.  ASSET ACQUISITIONS

LING ELECTRONICS (LING)

     On December 13, 2005, QualMark Ling entered into an asset purchase agreement with SatCon to purchase substantially all of the assets, subject to certain liabilities, of SatCon related to its Ling Shaker and Amplifier business operations ("Ling Agreement"). The results of Ling's operations have been included in the consolidated financial statements since that date. Ling is a manufacturer of vibration, shock and high intensity sound environmental test systems and fixtures. The acquisition allows the Company to expand its electrodynamic vibration manufacturing capabilities and offer a full compliment of electrodynamic systems, parts and service.

     The Ling Agreement provided that on December 13, 2005, SatCon deliver to the QualMark all of the assets used in its Ling Shaker and Amplifier business, subject to certain liabilities, in exchange for cash in the total amount of $2,325,000

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Inventory                     $1,639
Property and equipment            68
Vendor tooling                   240
Intangible assets                488
                              ------
   Total assets acquired       2,435
Current liabilities assumed     (110)
                              ------
Net assets acquired           $2,325
                              ======

     The acquired intangible assets have an indefinite useful life, and consist of the trade name and trade mark of Ling Electronics of $488,000.

     The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004, give effect to the above acquisition as if it had occurred at the beginning of each respective period. The unaudited pro forma results of operations for 2005 and 2004 include interest expense under the additional Loan Agreement and $700,000 drawn under the Company's revolving line of credit, and depreciation of property and equipment (in thousands).

                                                        YEARS ENDED
                                               ----------------------------
                                               DECEMBER 31,    DECEMBER 31,
                                                   2005            2004
                                                (UNAUDITED)    (UNAUDITED)
                                               ------------   -------------
Revenue                                           $17,221        $14,722
Net income                                        $ 2,732        $ 2,148
Basic net income per common share                 $  0.52        $  0.47
Diluted net income per common share               $  0.32        $  0.29
Basic shares used in per share calculation          4,266          3,675
Diluted shares used in per share calculation        8,851          7,367

ACG DYNAMICS INC. (ACG)

     On November 12, 2004, QualMark ACG (the "Purchaser"), entered into an asset purchase agreement with ACG Dynamics, Inc. ("ACG") of West Haven, Connecticut to purchase substantially all of the assets of ACG, subject to certain liabilities ("ACG Agreement"). On November 15, 2004, the Company closed the acquisition of ACG. The results of ACG's operations have been included in the consolidated financial statements since that date. ACG, founded in 1972, is an electro-dynamic shaker service company supplying the vibration test equipment market. There is no material relationship between QualMark or any of its affiliates and any of the parties to this transaction.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets                $  603
Property and equipment            33
Intangible assets                226
Goodwill                       1,057
                              ------
   Total assets acquired       1,919
Current liabilities assumed     (264)
                              ------
Net assets acquired           $1,655
                              ======

     The acquired intangible assets have a weighted average useful life of approximately 3.5 years. The intangible assets that make up that amount include non-compete agreements of $74,000 (2- year useful life) and a customer list $152,000 (5-year useful life).

     Total amortization expense was $67,400 and $8,400 for the years ended December 31, 2005 and 2004.

     Estimated amortization expense for the next five years is as follows:

                   2006       $ 62,775
                   2007         30,400
                   2008         30,400
                   2009         26,600
                              --------
                              $150,175
                              ========

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

10.22      Series C Preferred Stock Purchase Agreement dated March 27, 2002(11)

10.23      Series C Preferred Stock Certificate of Designations(11)

10.24      Series B Preferred Stock Certificate of Designations(11)

10.25      Fifth Amendment to Promissory Notes and Eighth Amendment to Loan
           Agreement dated January 23, 2003 by and between QualMark and U.S.
           Bank National Association.(12)

10.25(b)   Sixth Amendment to Promissory Notes and Ninth Amendment to Loan
           Agreement dated July 25, 2003 by and between QualMark and U.S. Bank
           National Association(13)

10.26      Irrevocable Letter of Credit issued to Catellus Development
           Corporation(12)

10.26(b)   Warrant agreement to purchase 25,000 shares of Common Stock dated
           July 25, 2003(13)

10.27      Seventh Amendment to Promissory Notes and Tenth Amendment to Loan
           Agreement dated February 27, 2004 by

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
           and between QualMark and U.S. Bank National Association.(14)

10.28 Settlement Agreement and Payment Schedule dated February 13, 2004, by and between QualMark Corporation and Gregg K. Hobbs.(14)

10.29      Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan
           Agreement dated April 20, 2004 by and between QualMark and U.S. Bank
           National Association.(15)

10.30      Loan and Security Agreement dated November 9, 2004 by and between
           QualMark and Silicon Valley Bank(16)

10.31      Loan and Security Agreement dated November 11, 2004 by and between
           QualMark and Partners for Growth(17)

10.32      Asset Purchase Agreement dated November 12, 2004 by and between
           QualMark and ACG Dynamics, Inc.(17)

10.33      Loan and Security Agreement dated December 8, 2005 by and between
           QualMark and Silicon Valley Bank

10.34 Amendment to Loan and Security Agreement dated December 12, 2005 by and between QualMark and Partners for Growth

10.35      Asset Purchase Agreement dated December 13, 2005 by and between
           QualMark and SatCon Technology.

14         Director and Officer Code of Ethics(14)

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