Form 10QSB
period 2006-03-31
QUALMARK CORP
filed 2006-05-12
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from _______________ to _______________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: ___________

The number of shares of no par value common stock outstanding at May 10, 2006 is 4,470,571.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      QUALMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                     FOR THE THREE   FOR THE THREE
                                                      MONTHS ENDED    MONTHS ENDED
                                                        MARCH 31,       MARCH 31,
                                                          2006            2005
                                                     -------------   -------------
Net revenue                                            $    4,198     $    3,659
Cost of sales                                               2,429          2,051
                                                       ----------     ----------
    Gross profit                                            1,769          1,608
Selling, general and administrative expenses                1,205          1,058
Research and development expenses                             159            195
                                                       ----------     ----------
   Income from operations                                     405            355
Other expense:
   Interest, net                                              (73)           (33)
                                                       ----------     ----------
Income before income taxes                                    332            322
Provision for income taxes                                    (63)            (4)
                                                       ----------     ----------
Net income                                             $      269     $      318
                                                       ==========     ==========
Net income per share - basic                           $     0.04     $     0.05
Net income per share - diluted                         $     0.03     $     0.04
Weighted average number of common shares - basic        4,442,000      4,140,000
Weighted average number of common shares - diluted      9,298,000      8,978,000

    The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                        MARCH 31, 2006   DECEMBER 31, 2005
                                                                        --------------   -----------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                    $   428            $   529
   Trade accounts receivable, net of allowance for
      doubtful accounts of $44 and $51 at March 31, 2006
      and December 31, 2005, respectively                                    3,499              3,478
   Inventories, net                                                          2,905              2,888
   Current deferred tax assets, net                                            515                515
   Other current assets                                                        204                 82
                                                                           -------            -------
      Total current assets                                                   7,551              7,492

   Property and equipment, net                                                 879                922
   Restricted cash                                                              90                 90
   Goodwill                                                                  1,057              1,057
   Intangible assets                                                           723                728
   Non-current deferred tax assets, net                                        677                738
   Other assets                                                                500                513
                                                                           -------            -------
                                                                           $11,477            $11,540
                                                                           =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   852            $   684
   Accrued expenses                                                            667              1,019
   Deferred revenue and customer deposits                                       22                 49
   Current portion of long-term debt                                           917                917
   Revolving line of credit                                                    700                700
                                                                           -------            -------
      Total current liabilities                                              3,158              3,369

   Deferred revenue                                                             32                 35
   Long-term debt                                                            2,312              2,579
   Other liabilities                                                            57                 20
                                                                           -------            -------
      Total liabilities                                                      5,559              6,003
                                                                           -------            -------
Commitments and contingencies
Convertible redeemable preferred stock; 2,000,000 shares authorized
   (Note 7):
   1,000,000 designated as Series B, 770,864 shares (2006) and
      740,736 shares (2005) shares issued and outstanding, liquidation
      preference of $1,691 (2006)                                            1,660              1,627
                                                                           -------            -------
   3,000 designated as Series C, 1,350 shares (2006) and 1,297 shares (2005) issued and outstanding, liquidation preference of
      $1,377 (2006)                                                          1,230              1,166
                                                                           -------            -------
Shareholders' equity:
   Common stock; no par value; 15,000,000 shares authorized;
      4,463,571 shares (2006) and 4,417,706 shares (2005) issued and
      outstanding                                                            7,358              7,343
   Accumulated deficit                                                      (4,330)            (4,599)
                                                                           -------            -------
      Total shareholders' equity                                             3,028              2,744
                                                                           -------            -------
                                                                           $11,477            $11,540
                                                                           =======            =======

    The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               FOR THE THREE    FOR THE THREE
                                                               MONTHS ENDED     MONTHS ENDED
                                                              MARCH 31, 2006   MARCH 31, 2005
                                                              --------------   --------------
Cash Flows From Operating Activities:
Net income                                                        $ 269            $ 318
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                    100               80
   Deferred tax provision                                            61               --
   (Recovery) provision for bad debts                                (7)               1
   Increase in provision for inventory reserve                        5               --
   Stock option expense                                              31               --
   Paid in kind (common stock) interest expense (Note 8)             22               --
Change in assets and liabilities:
   Trade accounts receivable                                        (14)            (204)
   Inventories                                                      (22)             (82)
   Other assets                                                    (109)              80
   Accounts payable, accrued expenses and other liabilities        (148)             154
   Deferred revenue and customer deposits                           (30)             (34)
                                                                  -----            -----
      Net cash provided by operating activities                     158              313

Cash Flows From Investing Activities:
Acquisition of property and equipment                               (32)             (34)
                                                                  -----            -----
   Net cash used in investing activities                            (32)             (34)

Cash Flows From Financing Activities:
Issuance of common stock                                             --               18
Payments on borrowings                                             (227)             (59)
                                                                  -----            -----
   Net cash used in financing activities                           (227)             (41)
Net (decrease) increase in cash                                    (101)             238
Cash and cash equivalents at beginning of period                    529              516
                                                                  -----            -----
Cash and cash equivalents at end of period                        $ 428            $ 754
                                                                  =====            =====
Supplemental Disclosure:
Interest paid                                                     $  45            $  30
Income tax paid                                                   $  30               --

Non-Cash Investing and Financing Activities:
Conversion of convertible debt to common stock                    $  40               --
Convertible debt interest paid in kind (common stock)             $  42               --
Preferred stock dividends                                         $  60            $  56
Accretion of preferred stock                                      $  37            $  50

    The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUDSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

QualMark Corporation (the "Company") was founded in 1991 and is a manufacturer and distributor of physical stress systems, as well as a provider of physical stress testing services. Physical stress systems rapidly and efficiently expose product design and manufacturing related failures of customer products and components, thereby providing manufacturers necessary information to improve product design, quality and reliability. The Company also provides physical stress testing services through its network of test centers. The Company's wholly-owned subsidiaries, Qualmark ACG Corporation ("Qualmark ACG") and QualMark Ling Electronics Corporation ("QualMark Ling") supply electrodynamic systems, components, and service to the worldwide vibration test equipment market.

NOTE 1 - Business and Summary of Significant Accounting Policies

Financial Presentation

These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto as well as other information and analysis included in the Company's Form 10-KSB for the year then ended.

The interim financial data for the three months ended March 31, 2006 and 2005 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2006 are not necessarily indicative of results for the remainder of 2006. Amounts at December 31, 2005 are derived from the Company's audited consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements below.

In October 2005, the FASB issued FASB Staff Position ("FSP") 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP 123R-2")". FSP 123R-2 provides companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company's normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on January 1, 2006.

In November 2005, the FASB issued FSP 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R ("APIC Pool"), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

Stock Based Compensation

The Company has three stock option plans, an incentive stock option plan, the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 2005 Stock Option Plan (the "2005 Plan) (collectively, the "Plans"). The 1993 and 1996 Plan provide employees and officers with an opportunity to purchase an aggregate of 159,746 and 770,000 shares of the Company's common stock, respectively. In January 2006, the 1993 and 1996 Plan's expired, and as such, no additional options may be issued from such Plans. Under the 2005 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 2005 Plan must be at least 100% of the fair market value of the Company's stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 300,000 are reserved for issuance under the 2005 Plan. Shares forfeited can be reissued under the 2005 Plan. Options issued under the 2005 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 33.3% per year over three years for employees and immediate to 33.3% per year over three years for directors and generally expire up to ten years from the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

In the first quarter of 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $31,000, provision for income taxes by $6,000, net income by $25,000 and basic net income per share by $.01. The stock option compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.

The weighted average fair value of stock options at the date of grant during the three months ended March 31, 2006 and 2005 was $1.33 and $2.17, respectively. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2006 and 2005:

                          Three Months Ended
                               March 31
                          ------------------
                            2006      2005
                          -------   -------
Expected life             3 years   3 years
Volatility                    129%      133%
Risk-free interest rate       3.0%      4.0%
Dividend yield                  0%        0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

     A summary of stock option activity for the three months ended March 31, 2006 is presented below:

                                                        Weighed
                                           Weighted     Average
                                  Shares    Average    Remaining    Aggregate
                                   Under   Exercise   Contractual   Intrinsic
                                  Option     Price        Life        Value
                                 -------   --------   -----------   ---------
Outstanding at January 1, 2006   752,375     $1.86
   Granted                       180,000      1.77
   Exercised                          --        --
   Forfeited                     (13,000)     2.58
                                 -------
Outstanding at March 31, 2006    919,375     $1.79     4.33 years    $284,000
                                 =======     =====                   ========
Exercisable at March 31, 2006    654,492     $1.85     4.28 years    $164,000
                                 =======     =====                   ========

The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $9,000 and $19,000, respectively. The weighted average grant date fair value of options issued during the three months ended March 31, 2006 and 2005 was $240,000 and $22,000, respectively.

A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006 is presented below.

                               Nonvested    Weighted
                                 Shares      Average
                                 Under     Grant Date
      Nonvested Shares           Option    Fair Value
      ----------------         ---------   ----------
Nonvested at January 1, 2006    100,213       $1.49
   Granted                      180,000        1.77
   Vested                        (4,683)        .60
   Forfeited                    (10,647)       2.72
                                -------       -----
Nonvested at March 31, 2006     264,883       $1.65
                                =======       =====

As of March 31, 2006, we had $92,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.

Prior to January 1, 2006, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005, as indicated below:

                                                                   THREE MONTHS
                                                                       ENDED
                                                                  MARCH 31, 2005
                                                                  --------------
Net income                                                            $ 318

ADD: Stock-based employee compensation expense included in
reported net income, net of related tax effects                          --

DEDUCT: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                     (64)
                                                                      -----
Pro forma net income                                                  $ 254
                                                                      =====
Income per share:
Basic- as reported                                                    $0.05
                                                                      =====
Diluted - as reported                                                 $0.04
                                                                      =====
Basic - pro forma                                                     $0.04
                                                                      =====
Diluted - pro forma                                                   $0.03
                                                                      =====

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                   MARCH 31,   DECEMBER 31,
                                      2006         2005
                                   ---------   ------------
Raw materials                       $2,424        $2,368
Work in process                        406           496
Finished goods                         332           276
Less: Allowance for obsolescence      (257)         (252)
                                    ------        ------
                                    $2,905        $2,888
                                    ======        ======

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.

NOTE 3 - Borrowings

The Company's commercial borrowings consist of two term loans, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2005 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the three-month periods ended March 31, 2006 and 2005 was 7.32% and 6.8%, respectively.

Both the revolving credit line and term loans under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of March 31, 2006, there was $700,000 outstanding in borrowings and $800,000 of availability on the line of credit. As of March 31, 2006, the principal balances of the term loans were $2,269,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of March 31, 2006, the principal balance of the convertible debt was $960,000. During the three month period ended March 31, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company's common stock. The Convertible Debt holder also received 21,769 shares of the Company's common stock totaling $42,535, for payment of interest (which is based on the Company's common stock market price at the issuance date), which includes $20,584 for prepaid interest.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. During the first two months of the quarter, the Company was in default of certain financial covenants. The Company has received waivers for such default. For the month ended March 31, 2006, the Company was in compliance with its financial covenants.

As required by the Credit Agreement, the Company is making total monthly principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.

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

The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                           THREE MONTHS ENDED
                                         ---------------------
                                         MARCH 31,   MARCH 31,
                                            2006        2005
                                         ---------   ---------
BASIC:
Net income                                $  269      $  318
Accretion of redeemable preferred
   stock and preferred stock dividends       (97)       (106)
                                          ------      ------
Net income available to common
   shareholders - basic                   $  172      $  212
                                          ======      ======
Weighted average shares outstanding -
   basic                                   4,442       4,140
                                          ======      ======
Net income per share - basic              $ 0.04      $ 0.05
                                          ======      ======
DILUTED:
Net income                                $  269      $  318
Interest expense from convertible debt        15          20
                                          ------      ------
Net income available to common
   shareholders - diluted                 $  284      $  338
                                          ======      ======
Weighted average shares outstanding -
   basic                                   4,442       4,140
Dilutive stock options and warrants          203         496
Convertible securities                     4,653       4,342
                                          ------      ------
Weighted average shares outstanding -
   diluted                                 9,298       8,978
                                          ======      ======
Net income per share -diluted             $ 0.03      $ 0.04
                                          ======      ======

Options and warrants to purchase 203,403 shares of common stock, 4,050,184 shares of common stock underlying convertible preferred stock, and 602,410 shares of common stock underlying convertible debt were included in the dilutive calculation for the three months ended March 31, 2006.

Options and warrants to purchase 495,788 shares of common stock, 3,739,784 shares of common stock underlying convertible preferred stock, and 602,410 shares of common stock underlying convertible debt were included in the dilutive calculation for the three month period ended March 31, 2005.

NOTE 5 - Segment Information

During 2005, the Company operated in three business segments; testing equipment manufacturing, Accelerated Reliability Test Centers ("ARTC"), and Electrodynamic Vibration ("ED") manufacturing, refer to the 2005 Form 10-KSB Note 11. Beginning in 2006, the Company has consolidated its testing equipment manufacturing and ARTC business segments into one reportable segment, HALT/HASS ("HALT/HASS"), due to ARTC's non-material stand alone revenues (which are less than 10% of total consolidated revenues). The HALT/HASS segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and operates service centers where vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.

The accounting policies for these segments are the same as those described in
Note 1 of the Company's Form 10-KSB for the fiscal year ended 2005 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.

The tables below summarize information about reported segments (in thousands) as of and for the three months ended March 31, 2006 and 2005. The 2005 amounts have been reclassified to conform to the 2006 presentation.

                                    HALT/HASS    ED     TOTAL
                                    ---------   ----   ------
THREE MONTHS ENDED MARCH 31, 2006
Net revenue                           $3,408    $790   $4,198
Gross profit                           1,504     265    1,769

THREE MONTHS ENDED MARCH 31, 2005
Net revenue                           $2,957    $702   $3,659
Gross profit                           1,392     216    1,608

The following information is by geographic area (in thousands) as of and for the three months ended March 31, 2006 and 2005. The 2005 amounts have been reclassified to conform to the 2006 presentation.

                                                                AUSTRALIA
                                    UNITED              ASIA       /NEW
                                    STATES   EUROPE   PACIFIC    ZEALAND     TOTAL
                                    ------   ------   -------   ---------   ------
THREE MONTHS ENDED MARCH 31, 2006
Sales                               $2,366   $   56    $1,604      $172     $4,198
Long lived assets, net               3,102       57        --        --      3,159

THREE MONTHS ENDED MARCH 31, 2005
Sales                               $2,476   $1,014    $  169        --     $3,659
Long lived assets, net               2,079       --        --        --      2,079

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the three months ended March 31, 2006 and 2005 the Company recorded a $63,000 and $4,000, respectively, provision for income taxes. The provision for income taxes was recorded based on the Company's estimate of its effective income tax rate for the year. The effective income tax rate is reevaluated each reporting period. The Company has determined its effective tax rate for provision calculation purposes for the year is 18.4%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006.The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.

Refer to the Company's 2005 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2005 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

                                           SERIES B               SERIES C
                                     --------------------   -------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT
                                     -------   ----------   ------   ----------
Balance, January 1, 2005             683,967    1,500,000    1,198      799,000
Earned and issued dividends           56,769      127,000       99      103,000
Accretion of redemption  feature
   on preferred stock and warrants        --           --       --      264,000
Balance, January 1, 2006             740,736   $1,627,000    1,297   $1,166,000
Earned and issued dividends           30,128       33,000       53       27,000
Accretion of redemption  feature
   on preferred stock and warrants        --           --       --       37,000
Balance, March 31, 2006              770,864   $1,660,000    1,350   $1,230,000

Preferred Stock - Series B ("Series B preferred stock")

     The holder of the Series B preferred stock has various rights and preferences as follows:

     Designation - 1,000,000 Series B preferred shares have been designated for issuance.

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

     Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2006 and 2005, $33,000 and $31,000 of dividends were accrued, respectively. As of March 31, 2006, the Series B preferred shares had $33,000 of accumulated dividends in arrears. Of the dividends in arrears at March 31, 2006, the Company anticipates a dividend payment (in kind) of 15,520 Series B preferred shares at the liquidation price of $2.15 per share or a full or partial cash payment of up to $33,000 on or before December 31, 2006.

     Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,691,000 at March 31, 2006.

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

Preferred Stock - Series C ("Series C preferred stock")

     The holder of the Series C preferred stock has various rights and preferences as follows:

     Designation -3,000 Series C preferred shares have been designated for issuance.

     Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the holder elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The conversion ratio for the Series C preferred stock is 1,668.61. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended March 31, 2006 and 2005 was $37,000, for each period.

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

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended March 31, 2006 and 2005, $27,000 and $25,000 of dividends were accrued, respectively. As of March 31, 2006, the Series C preferred shares had accumulated dividends in arrears of $27,000. Of the dividends in arrears at March 31, 2006 the Company anticipates a dividend payment (in kind) of 27 Series C preferred shares at the liquidation price of $1,000 per share or a full or partial cash payment of up to $27,000 on or before December 31, 2006.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,377,000 at March 31, 2006.

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

     The warrants have been recorded as an increase to common stock, and are being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. On July 29, 2005, the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder. As a result of the exercise of all of the warrants, the remaining unamortized value allocated to the warrants was fully accreted as a reduction to net income available to common shareholders during the twelve months ended December 31, 2005. The accretion recorded for the three months ended March 31, 2006 and 2005 was zero and $13,000 respectively.

NOTE 8 - Common Stock

During the three months ended March 31, 2006, the Company issued 21,769 shares of common stock for a payment in kind of interest expense totaling $42,535, which includes $20,584 for prepaid interest, to the Convertible Debt Holder at an average exercise price of $1.95 and issued 24,096 shares of common stock upon the conversion of $40,000 of the Convertible Debt instrument at an exercise price of $1.66.

NOTE 9 - Legal Matters

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

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31,
2005

Revenue

Net revenue increased $539,000 or 14.7% from $3,659,000 in the three months ended March 31, 2005 to $4,198,000 for the three months ended March 31, 2006.

HALT/HASS Revenue

HALT/HASS revenue increased $451,000 or 15.3% from $2,957,000 in the three months ended March 31, 2005 to $3,408,000 in the three months ended March 31, 2006. The increase in sales for the three months ended March 31, 2006 is primarily a direct result of the Company's aggressive pursuit of international sales and the transition of customers from HALT to HASS (HALT is a research and development based test that requires limited QualMark equipment and HASS is an integrated quality manufacturing test that requires additional QualMark testing equipment). As a result of the transition from HALT to HASS, the Company is generating a higher volume of testing equipment sales per customer. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold in the three months ended March 31, 2006 increased 30.0% over the three months ended March 31, 2005. Of the total units sold, international system sales increased 54.9% for the three months ended March 31, 2006. The Company attributes the increase in international sales to a strong manufacturing presence in Asia Pacific. In the three month period ended March 31, 2006, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2005. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in HALT/HASS sales.

Electrodynamic Revenue (ED)

ED revenue increased $88,000 or 12.5% from $702,000 in the three months ended March 31, 2005 to $790,000 in the three months ended March 31, 2006. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the three month period ended March 31, 2006 is a direct result of the Company's asset acquisition of Ling Electronics in the fourth quarter of 2005, refer to the Company's 2005 Form 10-KSB, Note 13.

Gross Profit

Total gross margin for the three months ended March 31, 2006 was 42.1%. This compares to a gross margin of 43.9% for the three months ended March 31, 2005. The decrease is gross margin for the three month period ended March 31, 2006 is primarily due to the lower margins realized through ED sales as compared to HALT/HASS sales.

Operating Expenses

Total operating expenses increased $111,000 or 8.9% to $1,364,000 for the three months ended March 31, 2006 from $1,253,000 for the three months ended March 31, 2005.

Selling, general and administrative expenses increased $147,000 or 13.9% to $1,205,000 in the three months ended March 31, 2006 from $1,058,000 for the three months end March 31, 2005. The primary increase of selling, general, and administrative expenses during 2006 are attributed to $236,000 of expenses related to the Company's ED business segment, which represents 19.6% of total selling, general and administrative expenses.

Research and development costs decreased $36,000 or 18.5% to $159,000 for the three months ended March 31, 2006 from $195,000 for the three months ended March 31, 2005. The decrease is primarily attributed to a decrease in engineering project expenses. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Interest Expense

Interest expense increased $40,000 or 121.2% to $73,000 for the three months ended March 31, 2006 from $33,000 for the three months ended March 31, 2005. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG Dynamics and Ling Electronics, refer to the Company's 2005 Form 10-KSB, Note 13, which increased $2,258,000 from March 31, 2005 to March 31, 2006.

Income Tax

Income tax expense increased $59,000 to $63,000 for the three months ended March 31, 2006 from $4,000 for the three months ended March 31, 2005. The increase is a result of an increase in the Company's estimate of its effective income tax rate for 2006 compared to 2005. The Company has determined its effective tax rate for provision calculation purposes for the year is 18.4%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006.The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.

Liquidity and Capital Resources

During the three months ended March 31, 2006, the Company generated $158,000 of cash from operating activities, invested $32,000 for property and equipment, and repaid $227,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $101,000, for an ending balance of $428,000 at March 31, 2006. During the three months ended March 31, 2005, the Company generated $313,000 of cash from operating activities, invested $34,000 for property and equipment, repaid $59,000 of commercial bank borrowings, and generated $18,000 from the issuance of common stock. Together, these activities resulted in a cash increase of $238,000, for an ending balance of $754,000 at March 31, 2005.

The Company's commercial borrowings consist of two term loans, a revolving line of credit, and a convertible debt agreement, refer to the 2005 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the three-month period ended March 31, 2006 and 2005 was 7.32% and 6.8%, respectively.

Both the revolving credit line and term loans under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of March 31, 2006, there was $700,000 outstanding in borrowings and $800,000 of availability on the line of credit. As of March 31, 2006, the principal balances of the term loans were $2,269,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of March 31, 2006, the principal balance of the convertible debt was $960,000. During the three month period ended March 31, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company's common stock. The Convertible Debt holder also received 21,769 shares of the Company's common stock totaling $42,535, for payment of interest (which is based on the Company's common stock price at the issuance date), which includes $20,584 for prepaid interest.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. During the first two months of the quarter, the Company was in default of certain financial covenants. The Company has received waivers for such default. For the month ended March 31, 2006, the Company was in compliance with its financial covenants.

As required by the Credit Agreement, the Company is making monthly principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2006 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2006. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and availability on its revolving credit line provide adequate capital resources to fund its operations, 2006 debt repayments, and working capital needs, through at least the end of the first quarter of 2007.

Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,969,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2006 would be an annual increase or decrease of approximately $30,000 in interest expense for a twelve-month period.

Business Environment

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Suppliers

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

International Operations

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Intellectual Property

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Acquisition

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Legal Proceedings

Refer to the 2005 Form 10KSB, Note 12 of the Financial Statements.

Government Regulation

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Critical Accounting Policies and Estimates

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Contractual Obligations

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

Recently Issued Accounting Pronouncements

Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Note 9 of the Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     Refer to Note 3 of the Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     (a) Exhibits - See Index to Exhibits

     (b) Reports on Form 8-K during the quarter ended March 31, 2006:

     On February 28, 2006, the Company issued a press release announcing its earnings for the year ended December 31, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QualMark Corporation


Date: May 12, 2006                      By: /s/ CHARLES D. JOHNSTON
                                            ------------------------------------
                                            Charles D. Johnston President, Chief
                                            Executive Officer


Date: May 12, 2006                      By: /s/ ANTHONY A. SCALESE
                                            ------------------------------------
                                            Anthony A. Scalese
                                            Chief Financial Officer & Principal
                                            Accounting Officer

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

10.30      Loan and Security Agreement dated November 9, 2004 by and between
           QualMark and Silicon Valley Bank (16)

10.31      Loan and Security Agreement dated November 11, 2004 by and between
           QualMark and Partners for Growth (17)

10.32      Asset Purchase Agreement dated November 12, 2004 by and between
           QualMark and ACG Dynamics, Inc. (17)

10.33      Loan and Security Agreement dated December 8, 2005 by and between
           QualMark and Silicon Valley Bank (18)

10.34 Amendment to Loan and Security Agreement dated December 12, 2005 by and between QualMark and Partners for Growth (18)

10.35      Asset Purchase Agreement dated December 13, 2005 by and between
           QualMark and SatCon Technology.(18)

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

(14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.