Form 10QSB
period 2006-06-30
QUALMARK CORP
filed 2006-08-11
CIK 1006691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from ____________ to ____________

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

The number of shares of no par value common stock outstanding at August 10, 2006 is 4,496,862.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      QUALMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX
                                                MONTHS ENDED    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                  JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                                    2006            2005           2006           2005
                                               -------------------------------------------------------------
Net revenue                                     $    4,288      $    3,769      $    8,486     $    7,427
Cost of sales                                        2,349           2,079           4,777          4,128
                                                ----------      ----------      ----------     ----------
   Gross profit                                      1,939           1,690           3,709          3,299
Selling, general and administrative expenses         1,364           1,131           2,570          2,190
Research and development expenses                      177             182             336            377
                                                ----------      ----------      ----------     ----------
   Income from operations                              398             377             803            732
Other expense:
   Interest, net                                       (78)            (39)           (151)           (72)
                                                ----------      ----------      ----------     ----------
Income before income taxes                             320             338             652            660
Provision for income taxes                             (59)             (3)           (122)            (7)
                                                ----------      ----------      ----------     ----------
Net income                                      $      261      $      335      $      530     $      653
                                                ==========      ==========      ==========     ==========
Net income per share - basic                    $     0.04      $     0.06      $     0.08     $     0.11
Net income per share - diluted                  $     0.03      $     0.04      $     0.06     $     0.08
Weighted average number of common shares -
   basic                                         4,474,000       4,167,000       4,456,000      4,152,000
Weighted average number of common shares -
   diluted                                       9,354,000       9,094,000       9,288,000      8,983,000

   The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                JUNE 30, 2006   DECEMBER 31, 2005
                                                                                -------------   -----------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                            $   807           $   529
   Trade accounts receivable, net of allowance for
      doubtful accounts of $50 and $51 at June 30,
      2006 and December 31, 2005, respectively                                       3,747             3,478
   Inventories, net                                                                  3,077             2,888
   Current deferred tax assets, net                                                    515               515
   Other current assets                                                                295                82
                                                                                   -------           -------
      Total current assets                                                           8,441             7,492

   Property and equipment, net                                                         876               922
   Restricted cash                                                                      90                90
   Goodwill                                                                          1,057             1,057
   Intangible assets                                                                   698               728
   Non-current deferred tax assets, net                                                618               738
   Other assets                                                                        488               513
                                                                                   -------           -------
                                                                                   $12,268           $11,540
                                                                                   =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $ 1,020           $   684
   Accrued expenses                                                                    725             1,019
   Deferred revenue and customer deposits                                               69                49
   Current portion of long-term debt                                                   917               917
   Revolving line of credit                                                          1,100               700
   Other current liabilities                                                            90                --
                                                                                   -------           -------
      Total current liabilities                                                      3,921             3,369

   Deferred revenue                                                                     29                35
   Long-term debt                                                                    2,083             2,579
   Other liabilities                                                                    10                20
                                                                                   -------           -------
      Total liabilities                                                              6,043             6,003
                                                                                   -------           -------

Commitments and contingencies

Convertible redeemable preferred stock; 2,000,000 shares authorized (Note 7):
   1,000,000 designated as Series B, 770,864 shares (2006) and 740,736 shares (2005) shares issued and outstanding, liquidation preference
      of $1,725 (2006)                                                               1,694             1,627
                                                                                   -------           -------
   3,000 designated as Series C, 1,350 shares (2006) and 1,297 shares
      (2005) issued and outstanding, liquidation preference of $1,405 (2006)         1,295             1,166
                                                                                   -------           -------
Shareholders' equity:
   Common stock; no par value; 15,000,000 shares authorized;
      4,487,071 shares (2006) and 4,417,706 shares (2005) issued and
      outstanding                                                                    7,305             7,343
Accumulated deficit                                                                 (4,069)           (4,599)
                                                                                   -------           -------
   Total shareholders' equity                                                        3,236             2,744
                                                                                   -------           -------
                                                                                   $12,268           $11,540
                                                                                   =======           =======

    The accompanying notes are an integral part of the consolidated financial statements.

                      QUALMARK CORPORATION AND SUSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               FOR THE SIX     FOR THE SIX
                                                               MONTHS ENDED    MONTHS ENDED
                                                              JUNE 30, 2006   JUNE 30, 2005
                                                              -------------   -------------
Cash Flows From Operating Activities:
Net income                                                        $ 530           $ 653
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                    201             164
   Recovery of bad debts                                             (1)             (1)
   Recovery of inventory allowance                                  (11)            (10)
   Warrants and stock option expense                                 58              --
   Gain on sale of assets                                            (8)             --
   Paid in kind (common stock) interest expense (Note 8)             42              --
Change in assets and liabilities:
   Trade accounts receivable                                       (268)             97
   Inventories                                                     (138)           (400)
   Other assets                                                    (209)             16
   Accounts payable, accrued expenses and other liabilities         123              33
   Deferred taxes                                                   122              --
   Deferred revenue and customer deposits                            14             (84)
                                                                  -----           -----
      Net cash provided by operating activities                     455             468

Cash Flows From Investing Activities:
Sale of property and equipment                                       27              --
Acquisition of property and equipment                              (167)           (114)
                                                                  -----           -----
   Net cash used in investing activities                           (140)           (114)

Cash Flows From Financing Activities:
Issuance of common stock                                             19              68
Proceeds from line of credit                                        400              --
Payments on borrowings                                             (456)           (116)
                                                                  -----           -----
   Net cash used in financing activities                            (37)            (48)

Net increase in cash                                                278             306
Cash and cash equivalents at beginning of period                    529             516
                                                                  -----           -----
Cash and cash equivalents at end of period                        $ 807           $ 822
                                                                  =====           =====

Supplemental Disclosure:
Interest paid                                                     $  66           $  65
Income tax paid                                                   $  30           $  12

Non-Cash Investing and Financing Activities:
Transfer of equipment to inventory held for resale                $  40

Conversion of convertible debt to common stock                    $  40              --

Preferred stock dividends                                         $ 122           $ 113

Accretion of preferred stock                                      $  74           $ 100

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

The interim financial data for the three and six months ended June 30, 2006 and 2005 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and six months ended June 30, 2006 are not necessarily indicative of results for the remainder of 2006. Amounts at December 31, 2005 are derived from the Company's audited consolidated financial statements.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

In the three months ended June 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $27,000, increased the provision for income taxes by $5,000, reduced net income by $22,000 and basic net income per share by less than $.01. In the six months ended June 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $58,000, increased the provision for income taxes by $11,000, reduced net income by $47,000 and basic net income per share by $.01. The stock option compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.

The weighted average fair value of stock options at the date of grant during the six months ended June 30, 2006 and 2005 was $1.36 and $2.17, respectively. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2006 and 2005:

                           Six Months Ended
                                June 30
                          ------------------
                            2006       2005
                          --------   -------
Expected life             3 years    3 years
Volatility                128-129%       133%
Risk-free interest rate       4.0%       3.0%
Dividend yield                  0%         0%

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


     A summary of stock option activity for the six months ended June 30, 2006 is presented below:

                                                        Weighed
                                           Weighted     Average
                                  Shares    Average    Remaining    Aggregate
                                  Under    Exercise   Contractual   Intrinsic
                                  Option     Price        Life        Value
                                 -------   --------   -----------   ---------
Outstanding at January 1, 2006   752,375     $1.86
   Granted                       208,000      1.81
   Exercised                     (23,500)     0.81
   Forfeited                     (23,500)     2.78
                                 -------
Outstanding at June 30, 2006     913,375     $1.81     4.43 years    $109,000
                                 =======     =====                   ========
Exercisable at June 30, 2006     639,633     $1.86     4.31 years    $ 48,000
                                 =======     =====                   ========

The total fair value of stock options that vested during the three months ended June 30, 2006 and 2005 was $28,000 and $74,000, respectively. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $37,000 and $93,000, respectively. The weighted average grant date fair value of options issued during the three months ended June 30, 2006 and 2005 was $43,000 and $22,000, respectively. The weighted average grant date fair value of options issued during the six months ended June 30, 2006 and 2005 was $283,000 and $22,000, respectively.

A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the period ended June 30, 2006 is presented below.

                               Nonvested    Weighted
                                 Shares      Average
                                 Under     Grant Date
                                 Option    Fair Value
                               ---------   ----------
Nonvested at January 1, 2006    100,213       $1.49
   Granted                      208,000        1.81
   Vested                       (23,824)       1.54
   Forfeited                    (10,647)       2.75
                                -------       -----
Nonvested at June 30, 2006      273,742       $1.71
                                =======       =====

As of June 30, 2006, we had $48,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.

Prior to January 1, 2006, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005, as indicated below:

                                                         THREE MONTHS     SIX MONTHS
                                                            ENDED           ENDED
                                                        JUNE 30, 2005   JUNE 30, 2005
                                                        -------------   -------------
Net income                                                  $335            $ 653
ADD: Stock-based employee compensation expense
included in reported net income, net of related tax
effects                                                       --               --

DEDUCT: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                       (16)             (32)
                                                            ----            -----
Pro forma net income                                        $319            $ 621
                                                            ====            =====
Income per share:

Basic - as reported                                         $.06            $0.11
                                                            ====            =====
Diluted - as reported                                       $.04            $0.08
                                                            ====            =====
Basic - pro forma                                           $.05            $0.10
                                                            ====            =====
Diluted - pro forma                                         $.04            $0.07
                                                            ====            =====

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

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                   JUNE 30,   DECEMBER 31,
                                     2006         2005
                                   --------   ------------
Raw materials                       $2,434       $2,368
Work in process                        533          496
Finished goods                         351          276
Less: Allowance for obsolescence      (241)        (252)
                                    ------       ------
                                    $3,077       $2,888
                                    ======       ======

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. During the three months ended June 30, 2006, the Company discarded $11,000 of obsolete inventory.

NOTE 3 - Borrowings

The Company's commercial borrowings consist of two term loans, a revolving line of credit, (the "Credit Agreement") and a convertible debt agreement (the "Convertible Debt"), refer to the 2005 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the six month periods ended June 30, 2006 and 2005 was 8.05% and 7.50%, respectively.

Both the revolving credit line and term loans under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of June 30, 2006, there was $1,100,000 outstanding in borrowings and zero availability on the line of credit. As of June 30, 2006, the principal balances of the term loans were $2,040,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of June 30, 2006, the principal balance of the convertible debt was $960,000. During the three month period ended March 31, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company's common stock. During the six months period ended June 30, 2006, the Convertible Debt holder received 21,769 shares of the Company's common stock totaling $42,535, for payment of interest (which was based on the Company's common stock market price at the issuance date), of which $20,584 was for the three months ended June 30, 2006. On July 10, 2006, the Company issued 9,791 common shares to the Convertible Debt holder, valued at $18,603, for payment of interest for the calendar third quarter of 2006.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of June 30, 2006, the Company was in non compliance with certain financial covenants, for which the Company has received forbearance waivers.

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

The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                         -------------   -------------   -------------   -------------
BASIC:
Net income                                  $  261          $  335          $  530          $  653
Accretion of redeemable preferred
   stock and preferred stock dividends         (99)           (107)           (196)           (213)
                                            ------          ------          ------          ------
Net income available to common
   shareholders - basic                     $  162          $  228          $  334          $  440
                                            ======          ======          ======          ======
Weighted average shares outstanding -
   basic                                     4,474           4,167           4,456           4,152
                                            ======          ======          ======          ======
Net income per share - basic                $ 0.04          $ 0.06          $ 0.08          $ 0.11
                                            ======          ======          ======          ======

DILUTED:
Net income                                  $  261          $  335          $  530          $  653
Interest expense from convertible debt          21              20              36              40
                                            ------          ------          ------          ------
Net income available to common
   shareholders - diluted                   $  282          $  355          $  566          $  693
                                            ======          ======          ======          ======
Weighted average shares outstanding -
   basic                                     4,474           4,167           4,456           4,152
Dilutive stock options and warrants            170             510             180             489
   Convertible securities                    4,710           4,417           4,652           4,342
                                            ------          ------          ------          ------
Weighted average shares outstanding -
   diluted                                   9,354           9,094           9,288           8,983
                                            ======          ======          ======          ======
Net income per share - diluted              $ 0.03          $ 0.04          $ 0.06          $ 0.08
                                            ======          ======          ======          ======

Options and warrants to purchase 170,234 shares of common stock, 4,131,729 shares of common stock underlying convertible preferred stock, and 578,314 shares of common stock underlying convertible debt were included in the dilutive calculation for the three months ended June 30, 2006. Options and warrants to purchase 180,034 shares of common stock, 4,050,184 shares of common stock underlying convertible preferred stock, and 602,410 shares of common stock underlying convertible debt were included in the dilutive calculation for the six months ended June 30, 2006.

Options and warrants to purchase 509,656 shares of common stock, 3,815,080 shares of common stock underlying convertible preferred stock, and 602,410 shares of common stock underlying convertible debt were included in the dilutive calculation for the three month period ended June 30, 2005. Options and warrants to purchase 489,306 shares of common stock, 3,739,784 shares of common stock underlying convertible preferred stock, and 602,410 shares of common stock underlying convertible debt were included in the dilutive calculation for the six month period ended June 30, 2005.

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

The tables below summarize information about reported segments (in thousands) as of and for the three and six months ended June 30, 2006 and 2005:

                                   HALT/HASS    ED     TOTAL
                                   ---------   ----   ------
THREE MONTHS ENDED JUNE 30, 2006
Net revenue                          $3,545    $743   $4,288
Gross profit                          1,769     170    1,939

THREE MONTHS ENDED JUNE 30, 2005
Net revenue                          $3,222    $547   $3,769
Gross profit                          1,546     144    1,690

                                   HALT/HASS     ED      TOTAL
                                   ---------   ------   ------
SIX MONTHS ENDED JUNE 30, 2006
Net revenue                          $6,953    $1,533   $8,486
Gross profit                          3,273       436    3,709

SIX MONTHS ENDED JUNE 30, 2005
Net revenue                          $6,178    $1,249   $7,427
Gross profit                          2,939       360    3,299

The following information is by geographic area (in thousands) as of and for the three and six months ended June 30, 2006 and 2005:

                                                               AUSTRALIA/
                                   UNITED              ASIA        NEW
                                   STATES   EUROPE   PACIFIC     ZEALAND     TOTAL
                                   ------   ------   -------   ----------   ------
THREE MONTHS ENDED JUNE 30, 2006
Sales                              $2,307    $740     $1,241       --       $4,288
Long lived assets, net              3,119      --         --       --        3,119

THREE MONTHS ENDED JUNE 30, 2005
Sales                              $1,652    $615     $1,502       --       $3,769
Long lived assets, net              2,090      --         --       --        2,090

                                                              AUSTRALIA/
                                  UNITED              ASIA        NEW
                                  STATES   EUROPE   PACIFIC     ZEALAND     TOTAL
                                  ------   ------   -------   ----------   ------
SIX MONTHS ENDED JUNE 30, 2006
Sales                             $4,674   $  795    $2,845      $172      $8,486
Long lived assets, net             3,119      --         --        --       3,119

SIX MONTHS ENDED JUNE 30, 2005
Sales                             $4,127   $1,629    $1,671        --      $7,427
Long lived assets, net             2,090      --         --        --       2,090

International sales are based on where the products were shipped and where ARTC services were rendered.

NOTE 6 - Income Taxes

During the three months ended June 30, 2006 and 2005 the Company recorded a $59,000 and $3,000, respectively, provision for income taxes. During the six months ended June 30, 2006 and 2005 the Company recorded a $122,000 and $7,000, respectively, provision for income taxes. The provision for income taxes was recorded based on the Company's estimate of its effective income tax rate for the year. The effective income tax rate is reevaluated each reporting period. The Company has determined its effective tax rate for provision calculation purposes for the year is 18.4%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006. The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.

Refer to the Company's 2005 Form 10-KSB, Financial Statement Note 7.

NOTE 7 - Preferred Stock

Refer to the Company's 2005 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

                                           SERIES B               SERIES C
                                     --------------------   -------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT
                                     -------   ----------   ------   ----------
Balance, January 1, 2005             683,967   $1,500,000    1,198   $  799,000
Earned and issued dividends           56,769      127,000       99      103,000
Accretion of redemption feature on
   preferred stock and warrants           --           --       --      264,000
Balance, January 1, 2006             740,736    1,627,000    1,297    1,166,000
Earned and issued dividends           30,128       67,000       53       55,000
Accretion of redemption feature on
   preferred stock and warrants           --           --       --       74,000
Balance, June 30, 2006               770,864   $1,694,000    1,350   $1,295,000

Preferred Stock - Series B ("Series B preferred stock")

     The holder of the Series B preferred stock has various rights and preferences as follows:

     Designation -- 1,000,000 Series B preferred shares have been designated for issuance.

     Conversion -- The Series B preferred stock may, at the option of the holder, be converted at any time into shares of common stock at $0.922 per share. The conversion ratio for the Series B preferred stock is 2.33 to
     1.0. The applicable conversion terms resulted in a beneficial conversion feature, which has been accreted in full as of September 1, 2004, which is the earliest date the Series B preferred stockholder could elect the option to redeem the Series B preferred stock.

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

     Dividends -- The Series B preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series B preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series B preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2006 and 2005, $34,000 and $31,000 of dividends were accrued, respectively. During the six months ended June 30, 2006 and 2005, $67,000 and $62,000 of dividends were accrued, respectively. As of June 30, 2006, the Series B preferred shares had $67,000 of accumulated dividends in arrears. Of the dividends in arrears at June 30, 2006, the Company made a dividend payment (in kind) of 31,353 Series B preferred shares at the liquidation price of $2.15 per share of $67,000 on July 12, 2006.

     Liquidation -- The Series B preferred stock ranks senior to common stock and has a liquidation preference of $2.15 per share plus all declared and unpaid dividends, which totals $1,725,000 at June 30, 2006.

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

     Conversion - The Series C preferred stock may, at the option of the holder, be converted at any time into shares of common stock. In the event that the holder elects to convert, the conversion price per share of the Series C preferred stock will be $0.5993 per share. The conversion ratio for the Series C preferred stock is 1,668.61 to 1.0. The applicable conversion terms resulted in a beneficial conversion feature which is being accreted to the earliest date the Series C preferred stockholder can elect the option to redeem the Series C preferred stock. The accretion recorded for the three months ended June 30, 2006 and 2005 was $37,000, for each period. The accretion recorded for the six months ended June 30, 2006 and 2005 was $74,000, for each period.

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

     Dividends -- The Series C preferred stock accrues dividends at 8% per annum. Dividends may be paid in cash or additional preferred shares, in kind, at the option of the Company. In the event that the Company pays dividends in kind, the Company will record additional charges against net income applicable to common shareholders. In addition, in the event the Company declares, pays or sets apart a common stockholder dividend, each holder of shares of the Series C preferred stock shall be entitled to receive a per share dividend equal to the number of shares of common equity on which such common dividend is declared into which each share of Series C preferred stock is convertible on the record date, multiplied by the amount of cash or property paid, or by the number of shares of capital stock issued. During the three months ended June 30, 2006 and 2005, $28,000 and $26,000 of dividends were accrued, respectively. During the six months ended June 30, 2006 and 2005, $55,000 and $51,000 of dividends were accrued, respectively. As of June 30, 2006, the Series C preferred shares had accumulated dividends in arrears of $55,000. Of the dividends in arrears at June 30, 2006 the Company made a payment (in kind) of 55 Series C preferred shares at the liquidation price of $1,000 per share of $55,000 on July 12, 2006.

     Liquidation -- The Series C preferred stock ranks senior to common stock and has a liquidation preference of $1,000 per share plus all declared and unpaid dividends, which total $1,405,000 at June 30, 2006.

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

     The warrants have been recorded as an increase to common stock, and were being accreted to the earliest date the Series C preferred stockholder could elect the option to redeem the Series C preferred stock. On July 29, 2005, the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder. As a result of the exercise of all of the warrants, the remaining unamortized value allocated to the warrants was fully accreted as a reduction to net income available to common shareholders during the twelve months ended December 31, 2005. The accretion recorded for the three months ended June 30, 2006 and 2005 was zero and $13,000, respectively. The accretion recorded for the six months ended June 30, 2006 and 2005 was zero and $26,000, respectively.

NOTE 8 - Common Stock

During the three months ended June 30, 2006, the Company issued 23,500 shares of common stock for the exercise of employee stock options totaling $19,000 at an average exercise price of $0.81. During the six months ended June 30, 2006, the Company issued 21,769 shares of common stock for a payment in kind of interest expense totaling $42,535 to the Convertible Debt Holder at an average exercise price of $1.95 and issued 24,096 shares of common stock upon the conversion of $40,000 of the Convertible Debt instrument at an exercise price of $1.66.

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

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Revenue

Net revenue increased $519,000 or 13.8% from $3,769,000 in the three months ended June 30, 2005 to $4,288,000 for the three months ended June 30, 2006.

HALT/HASS Revenue

HALT/HASS revenue increased $323,000 or 10.0% from $3,222,000 in the three months ended June 30, 2005 to $3,545,000 in the three months ended June 30, 2006. The increase in sales for the three months ended June 30, 2006 is primarily a direct result of the Company's transition of customers from HALT to HASS (HALT is a research and development based test that requires limited QualMark equipment and HASS is an integrated quality manufacturing test that requires additional QualMark testing equipment). As a result of the transition from HALT to HASS, the Company is generating a higher volume of testing equipment sales per customer. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold remains consistent for the three months ended June 30, 2006 and June 30, 2005. Of the total units sold, international system sales decreased 6.9% for the three months ended June 30, 2006. In addition, the Company's test centers experienced an increase in revenue of 12% from the prior quarter, due to increased demand. In the three month period ended June 30, 2006, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2005. Effective June 30, 2006, the Company sold all of the assets in its Santa Clara, CA test lab to an existing test lab business affiliate. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in HALT/HASS sales.

Electrodynamic Revenue (ED)

ED revenue increased $196,000 or 35.8% from $547,000 in the three months ended June 30, 2005 to $743,000 in the three months ended June 30, 2006. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the three month period ended June 30, 2006 is a direct result of the Company's asset acquisition of Ling Electronics in the fourth quarter of 2005, refer to the Company's 2005 Form 10-KSB, Note 13.

Gross Profit

Total gross margin for the three months ended June 30, 2006 was 45.2%. This compares to a gross margin of 44.8% for the three months ended June 30, 2005. The increase in gross margin for the three month period is primarily due to the product mix of the HALT/HASS segment.

Operating Expenses

Total operating expenses increased $228,000 or 17.4% to $1,541,000 for the three months ended June 30, 2006 from $1,313,000 for the three months ended June 30, 2005.

Selling, general and administrative expenses increased $233,000 or 20.6% to $1,364,000 in the three months ended June 30, 2006 from $1,131,000 for the three months ended June 30, 2005. The primary increase of selling, general, and administrative expenses during 2006 is attributed to $283,000 of expenses related to the ED business segment, which represent 20.7% of total selling, general and administrative expenses. The Company also invested in sales and marketing programs to expand its total vibration market.

Research and development costs decreased $5,000 or 2.7% to $177,000 for the three months ended June 30, 2006 from $182,000 for the three months ended June 30, 2005. The decrease is primarily attributed to a decrease in research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Interest Expense

Interest expense increased $39,000 or 100.0% to $78,000 for the three months ended June 30, 2006 from $39,000 for the three months ended June 30, 2005. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG Dynamics and Ling Electronics, refer to the Company's 2005 Form 10-KSB, Note 13, which increased $2,486,000 from June 30, 2005 to June 30, 2006.

Income Tax

Income tax expense increased $56,000 to $59,000 for the three months ended June 30, 2006 from $3,000 for the three months ended June 30, 2005. The increase is a result of an increase in the Company's estimate of its effective income tax rate for 2006 compared to 2005. The Company has determined its effective tax rate for provision calculation purposes for the year is 18.4%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006. The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Revenue

Net revenue increased $1,059,000 or 14.3% from $7,427,000 in the six months ended June 30, 2005 to $8,486,000 for the six months ended June 30, 2006.

HALT/HASS Revenue

HALT/HASS revenue increased $775,000 or 12.5% from $6,178,000 in the six months ended June 30, 2005 to $6,953,000 in the six months ended June 30, 2006. The increase in sales for the six months ended June 30, 2006 is primarily a direct result of the Company's aggressive pursuit of international sales and the transition of customers from HALT to HASS (HALT is a research and development based test that requires limited QualMark equipment and HASS is an integrated quality manufacturing test that requires additional QualMark testing equipment). As a result of the transition from HALT to HASS, the Company is generating a higher volume of testing equipment sales per customer. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold in the six months ended June 30, 2006 increased 11.6% over the six months ended June 30, 2005. Of the total units sold, international system sales increased 15.3% for the six months ended June 30, 2006. The Company attributes its continued strength in sales in the international market to a strong manufacturing presence in Asia Pacific. In the six month period ended June 30, 2006, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2005. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation to an existing test lab business affiliate. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company's customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in HALT/HASS sales.

Electrodynamic Revenue (ED)

ED revenue increased $284,000 or 22.7% from $1,249,000 in the six months ended June 30, 2005 to $1,533,000 in the six months ended June 30, 2006. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the six month period ended June 30, 2006 is a direct result of the Company's asset acquisition of Ling Electronics in the fourth quarter of 2005, refer to the Company's 2005 Form 10-KSB, Note 13.

Gross Profit

Total gross margin for the six months ended June 30, 2006 was 43.7%. This compares to a gross margin of 44.4.% for the six months ended June 30, 2005. The decrease in gross margin for the six month period ended June 30, 2006 is primarily due to the lower margins realized through ED business segment sales as compared to HALT/HASS business segment sales.

Operating Expenses

Total operating expenses increased $339,000 or 13.2% to $2,906,000 for the six months ended June 30, 2006 from $2,567,000 for the six months ended June 30, 2005.

Selling, general and administrative expenses increased $380,000 or 17.4% to $2,570,000 in the six months ended June 30, 2006 from $2,190,000 for the six months ended June 30, 2005. The primary increase of selling, general, and administrative expenses during 2006 is attributed to $519,000 of expenses related to the ED business segment, which represent 20.2% of total selling, general and administrative expenses.

Research and development costs decreased $41,000 or 10.9% to $336,000 for the six months ended June 30, 2006 from $377,000 for the six months ended June 30, 2005. The decrease is primarily attributed to a decrease in research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Interest Expense

Interest expense increased $79,000 or 109.7% to $151,000 for the six months ended June 30, 2006 from $72,000 for the six months ended June 30, 2005. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG Dynamics and Ling Electronics, refer to the Company's 2005 Form 10-KSB, Note 13, which increased $2,486,000 from June 30, 2005 to June 30, 2006.

Income Tax

Income tax expense increased $115,000 to $122,000 for the six months ended June 30, 2006 from $7,000 for the six months ended June 30, 2005. The increase is a result of an increase in the Company's estimate of its effective income tax rate for 2006 compared to 2005. The Company has determined its effective tax rate for provision calculation purposes for the year is 18.4%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006.The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2006, the Company generated $455,000 of cash from operating activities, invested $167,000 for property and equipment, received $27,000 from the sale of equipment, repaid $456,000 of commercial bank borrowings, borrowed $400,000 from the existing revolving line of credit and received $19,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash increase of $278,000, for an ending balance of $807,000 at June 30, 2006. During the six months ended June 30, 2005, the Company generated $468,000 of cash from operating activities, invested $114,000 for equipment, repaid $116,000 of commercial bank borrowings and generated $68,000 from the issuance of common stock. Together, these activities resulted in a cash increase of $306,000, for an ending balance of $822,000 at June 30, 2005.

The Company's commercial borrowings consist of two term loans, a revolving line of credit, and a convertible debt agreement, refer to the 2005 Form 10-KSB, Financial Statement Note 5.

The average interest rate for the six month periods ended June 30, 2006 and 2005 was 8.05% and 7.50%, respectively.

Both the revolving credit line and term loans under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of June 30, 2006, there was $1,100,000 outstanding in borrowings and zero availability on the line of credit. As of June 30, 2006, the principal balances of the term loans were $2,040,000.

The Company's Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company's common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company's Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of June 30, 2006, the principal balance of the convertible debt was $960,000. During the three month period ended March 31, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company's common stock. During the six months period ended June 30, 2006, the Convertible Debt holder received 21,769 shares of the Company's common stock totaling $42,535, for payment of interest (which is based on the Company's common stock market price at the issuance date), of which $20,584 was for the three months ended June 30, 2006. On July 10, 2006, the Company issued 9,791 common shares to the Convertible Debt holder, valued at $18,603, for payment of interest for the calendar third quarter of 2006.

The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of June 30, 2006, the Company was in non compliance with certain financial covenants, for which the Company has received forbearance waivers.

As required by the Credit Agreement, the Company is making total monthly principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2006 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2006. However, the Company's management believes that the Company's cash and cash equivalents, working capital, and availability on its revolving credit line provide adequate capital resources to fund its operations, 2006 debt repayments, and working capital needs, through at least the end of the second quarter of 2007.

Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to interest rate changes are primarily related to its variable rate debt issued under its $3,140,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2006 would be an annual increase or decrease of approximately $31,000 in interest expense for a twelve-month period.

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

     None

Item 3. Defaults upon Senior Securities

     Refer to Note 3 of the Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of shareholders of the Company at the Annual meeting of Shareholders held May 31, 2006:

     (a) The following members were elected to the Board of Directors to hold office until the next annual meeting.

NOMINEE                  FOR      WITHHELD
-------               ---------   --------
Charles D. Johnston   7,510,396    254,245
James LD Roser        7,635,201    129,440
Christopher Roser     7,700,393     64,248
William Sanko         7,655,799    108,842
Gerald Laber          7,655,799    108,842

     (b) GHP Horwath, P.C., independent registered public accounting firm, were selected as the auditors of the Company for the fiscal year ending December 31, 2006, by a vote of 7,624,293 shares in favor, 400 shares against, and 139,948 shares abstained.

Item 5. Other Information

     None

Item 6. Exhibits

     (a)  Exhibits - See Index to Exhibits

     (b)  Reports on Form 8-K during the quarter ended June 30, 2006:

          On April 25, 2006, the Company issued a press release announcing its earnings for the quarter ended March 31, 2006.

          On June 30, 2006, the Company filed a report on Form 8-K announcing the resignation of Mr. Alan Perkins (former Vice President of Sales and Marketing) and the immediate appointment of Mr. Jeffrey Hale as Vice President of Sales and Marketing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QualMark Corporation


Date: August 11, 2006                   By: /s/ CHARLES D. JOHNSTON
                                            ------------------------------------
                                            Charles D. Johnston President,
                                            Chief Executive Officer


Date: August 11, 2006                   By: /s/ ANTHONY A. SCALESE
                                            ------------------------------------
                                            Anthony A. Scalese
                                            Chief Financial Officer
                                            & Principal Accounting Officer

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