Form 10QSB
period 2006-09-30
QUALMARK CORP
filed 2006-11-13
CIK 1006691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition period from                      to
Commission file number 0-28484
QualMark Corporation
(Exact name of small business issuer as specified in its charter)

Colorado	84-1232688

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4580 Florence Street, Denver, CO	80238

(Address of principal executive offices)	(Zip Code)
(Issuer’s telephone number) (303) 254-8800

(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:
The number of shares of no par value common stock outstanding at November 8, 2006 is 8,769,571.
     Transitional Small Business Disclosure Format (check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net revenue	$3,638	$3,509	$12,124	$10,936
Cost of sales	2,250	1,925	7,028	6,053

Gross profit	1,388	1,584	5,096	4,883

Selling, general and administrative expenses	1,013	1,026	3,582	3,216
Research and development expenses	192	179	528	556

Income from operations	183	379	986	1,111

Other expense:
Interest, net	(84)	(29)	(234)	(101)

Income before income taxes	99	350	752	1,010

Income tax benefit (expense)	93	(19)	(30)	(26)

Net income	$192	$331	$722	$984

Net income per share — basic	$0.01	$0.03	$0.08	$0.14

Net income per share – diluted	$0.01	$0.03	$0.08	$0.12

Weighted average number of common shares – basic	6,240,000	4,344,000	5,050,000	4,216,000

Weighted average number of common shares — diluted	6,931,000	5,188,000	5,799,000	8,817,000
The accompanying notes are an integral part of the consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2006	December 31, 2005
	(UNAUDITED)
ASSETS
Current assets:
Cash	$744	$529
Trade accounts receivable, net of allowance for doubtful accounts of $50 and $51 at September 30, 2006 and December 31, 2005, respectively	3,323	3,478
Inventories, net	3,038	2,888
Current deferred tax assets, net	515	515
Other current assets	261	82

Total current assets	7,881	7,492

Property and equipment, net	843	922
Restricted cash	90	90
Goodwill	1,057	1,057
Intangible assets	672	728
Non-current deferred tax assets, net	709	738
Other assets	475	513

	$11,727	$11,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$684
Accrued expenses	582	1,019
Deferred revenue and customer deposits	12	49
Current portion of long-term debt	1,811	917
Revolving line of credit	1,100	700

Total current liabilities	4,257	3,369

Deferred revenue	26	35
Long-term debt	960	2,579
Other liabilities	8	20

Total liabilities	5,251	6,003

Commitments and contingencies

Convertible redeemable preferred stock; (Note 7):
1,000,000 designated as Series B, 740,736 shares (2005) issued and outstanding	—	1,627

3,000 designated as Series C, 1,297 shares (2005) issued and outstanding	—	1,166

Shareholders’ equity:
Common stock; no par value; 15,000,000 shares authorized; 8,769,571 shares (2006) and 4,417,706 shares (2005) issued and outstanding	10,353	7,343
Accumulated deficit	(3,877)	(4,599)

Total shareholders’ equity	6,476	2,744

	$11,727	$11,540

The accompanying notes are an integral part of the consolidated financial statements.

QUALMARK CORPORATION AND SUSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, AMOUNTS IN THOUSANDS)

	For the nine	For the nine
	months ended	months ended
	September 30, 2006	September 30,2005

Cash Flows From Operating Activities:
Net income	$722	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	247
Recovery of bad debts	(1)	(1)
Recovery of inventory allowance	(11)	(4)
Warrants and stock option expense	86	—
Gain on sale of assets	(8)	—
Paid in kind (common stock) interest expense (Note 8)	61	—
Change in assets and liabilities:
Trade accounts receivable	156	(359)
Inventories	(99)	(463)
Other assets	(159)	6
Accounts payable and accrued expenses	(381)	(110)
Deferred taxes	30	—
Deferred revenue and customer deposits	(46)	(87)

Net cash provided by operating activities	625	213

Cash Flows From Investing Activities:
Sale of property and equipment	27	—
Acquisition of property and equipment	(182)	(128)

Net cash used in investing activities	(155)	(128)

Cash Flows From Financing Activities:
Issuance of common stock	30	69
Proceeds from line of credit	400	—
Payments on borrowings	(685)	(174)

Net cash used in financing activities	(255)	(105)

Net increase in cash	215	(20)
Cash and cash equivalents at beginning of period	529	516

Cash and cash equivalents at end of period	$744	$496

Supplemental Disclosure:
Interest paid	$187	$94
Income tax paid	$35	$28

Non-Cash Investing and Financing Activities:
Transfer of equipment to inventory held for resale	$40

Conversion of convertible debt to common stock	$40	—

Preferred stock dividends	$156	$171

Accretion of preferred stock	$183	$227

Conversion of convertible preferred stock to common stock	$3,132	—
The accompanying notes are an integral part of the consolidated financial statements.

QUALMARK CORPORATION AND SUDSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
QualMark Corporation (the “Company”) was founded in 1991 and is a manufacturer and distributor of physical stress systems, as well as a provider of physical stress testing services. Physical stress systems rapidly and efficiently expose product design and manufacturing related failures of customer products and components, thereby providing manufacturers necessary information to improve product design, quality and reliability. The Company also provides physical stress testing services through its network of test centers. The Company’s wholly-owned subsidiaries, Qualmark ACG Corporation (“Qualmark ACG”) and QualMark Ling Electronics Corporation (“QualMark Ling”) supply electrodynamic systems, components, and service to the worldwide vibration test equipment market.
NOTE 1 – Business and Summary of Significant Accounting Policies
Financial Presentation
These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto as well as other information and analysis included in the Company’s Form 10-KSB for the year then ended.
The interim financial data for the three and nine months ended September 30, 2006 and 2005 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the remainder of 2006. Amounts at December 31, 2005 are derived from the Company’s audited consolidated financial statements.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements below.
Stock Based Compensation
The Company has three stock option plans, an incentive stock option plan, the 1993 Stock Option Plan (the “1993 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 2005 Stock Option Plan (the “2005 Plan) (collectively, the “Plans”). In January 2006, the 1993 and 1996 Plan’s expired, and as such, no additional options may be issued from such Plans. Under the 2005 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 2005 Plan must be at least 100% of the fair market value of the Company’s stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 300,000 are reserved for issuance under the 2005 Plan. Shares forfeited can be reissued under the 2005 Plan. Options issued under the 2005 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 33.3% per year over three years for employees and immediate to 33.3% per year over three years for directors and generally expire up to ten years from the date of grant.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.
In the three months ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $28,000, recorded an income tax benefit of $1,000, reduced net income by $27,000 and basic net income per share by $.01. In the nine months ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $86,000, recorded an income tax benefit of $3,000, reduced net income by $83,000 and basic net income per share by $.01. The stock option compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.
The weighted average fair value of stock options at the date of grant during the nine months ended September 30, 2006 and 2005 was $1.36 and $2.17, respectively. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30
	2006	2005
Expected life	3 years	3 years
Volatility	126%	130%
Risk-free interest rate	4.6%	4.2%

Dividend yield	0%	0%
The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.
     A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual	Aggregate
	Option	Price	Life	Intrinsic Value
Outstanding at January 1, 2006	752,375	$1.86
Granted	216,000	1.81
Exercised	(34,165)	0.89
Forfeited	(61,340)	1.90

Outstanding at September 30, 2006	872,870	$1.84	4.11 years	$122,000

Exercisable at September 30, 2006	617,672	$1.87	4.11 years	$108,000

The total fair value of stock options that vested during the three months ended September 30, 2006 and 2005 was $12,000 and $88,000 respectively. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was $31,000 and $149,000, respectively. The weighted average grant date fair value of options issued during the three months ended

September 30, 2006 and 2005 was $11,000 and $118,000, respectively. The weighted average grant date fair value of options issued during the nine months ended September 30, 2006 and 2005 was $294,000 and $140,000, respectively.
A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the period ended September 30, 2006 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Nonvested at January 1, 2006	100,213	$1.49
Granted	216,000	1.81
Vested	(22,503)	1.38
Forfeited	(38,512)	1.06

Nonvested at September 30, 2006	255,198	$0.57

As of September 30, 2006, the Company had $192,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.
Prior to January 1, 2006, the Company accounted for stock-based compensation plans under APB 25. The Company adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005, as indicated below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income	$331	$984

ADD: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

DEDUCT: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(166)

Pro forma net income	$197	$818

Income per share:

Basic– as reported	$0.03	$0.14

Diluted – as reported	$0.03	$0.12

Basic – pro forma	*	$0.10

Diluted – pro forma	*	$0.10

*	Less Than $0.01 Per Share
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
NOTE 2 — Inventories
Inventories consist of the following (in thousands):

	September30,	December 31,
	2006	2005

Raw materials	$2,432	$2,368
Work in process	541	496
Finished goods	306	276
Less: Allowance for obsolescence	(241)	(252)

	$3,038	$2,888

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.
NOTE 3 – Borrowings
The Company’s commercial borrowings consist of two term loans, a revolving line of credit, (the “Credit Agreement”) and a convertible debt agreement (the “Convertible Debt”), refer to the 2005 Form 10-KSB, Financial Statement Note 5.
The average interest rate for the nine month periods ended September 30, 2006 and 2005 was 8.46% and 7.50%, respectively.
Both the revolving credit line and term loans under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of September 30, 2006, there was $1,100,000 outstanding in borrowings and zero availability on the line of credit. As of September 30, 2006, the principal balances of the term loans were $1,811,000.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of September 30, 2006, the Company was not in compliance with certain financial covenants pertaining to the Credit Agreement. As a result, all amounts due under the Credit Agreement are callable by the lender. Therefore, the Company has classified the Credit Agreement balance ($894,000) to current liabilities based on the covenant violations, as they have not yet been cured. Management does not believe the debt will be required to be paid within one year from the balance sheet date; however, the reclassification on the balance sheet was made as the debt is now callable.
The Company is currently renegotiating the terms of the Credit Agreement with its lender, which may lessen the restrictions of certain covenants, which could lead to the Company’s ability to report the debt as a long-term liability. However, a binding agreement has not yet been signed. The Company expects an agreement to be signed within the next one-year period; however, no assurance can be given at this time.
As required by the Credit Agreement, the Company is making total monthly principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
NOTE 4 –Income Per Share
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
The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005

BASIC:
Net income	$192		$331		$722		$984

Accretion of redeemable preferred stock and preferred stock dividends	(143)		(185)		(339)		(398)

Net income available to common shareholders – basic	$49		$146		$383		$586

Weighted average shares outstanding – basic	6,240		4,344		5,050		4,216

Net income per share – basic	$0.01		$0.03		$0.08		$0.14

DILUTED:
Net income	$192		$331		$722		$984
Accretion of redeemable preferred stock and preferred stock dividends	(143)		(185)		(339)		—
Interest expense from convertible debt	19		20		55		60

Net income available to common shareholders – diluted	$68	(a)	$166	(a)	$438	(a)	$1,044

Weighted average shares outstanding – basic	6,240		4,344		5,050		4,216

Dilutive stock options and warrants	113		242		147		259

Convertible securities	578		602		602		4,342

Weighted average shares outstanding – diluted	6,931	(b)	5,188	(b)	5,799	(b)	8,817

Net income per share –diluted	$0.01		$0.03		$0.08		$0.12

(a)	Does not include an adjustment for preferred stock dividends and accretion, as the effect would be anti-dilutive.
(b)	Does not include common shares obtainable upon conversion of preferred stock, as the effect would be anti-dilutive.
Options and warrants to purchase 113,000 shares of common stock and 578,000 shares of common stock underlying convertible debt, refer to the 2005 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the three months ended September 30, 2006. 4,215,000 shares of common stock underlying convertible preferred stock, refer to Note 7, were not included in the dilutive calculation for the three months ended September 30, 2006, as the effect would be anti-dilutive. Options and warrants to purchase 147,000 shares of common stock and 602,000 shares of common stock underlying convertible debt, refer to the 2005 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the nine months ended September 30, 2006. 4,050,000 shares of common stock underlying convertible preferred stock, refer to Note 7, were not included in the dilutive calculation for the nine months ended September 30, 2006 as the effect would be anti-dilutive.
Options and warrants to purchase 242,000 shares of common stock and 602,000 shares of common stock underlying convertible debt, refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the three months ended September 30, 2005. 3,815,000 shares of common stock underlying convertible preferred stock, refer to Note 7, were not included in the dilutive calculation for the three months ended September 30, 2005 as the effect would be anti-dilutive. Options and warrants to purchase 259,000 shares of common stock, 3,740,000 of common stock underlying convertible preferred stock, refer to Note 7, and 602,000 shares of common stock underlying convertible debt, refer to the 2004 Form 10-KSB, Financial Statements Note 5, were included in the dilutive calculation for the nine months ended September 30, 2005.

NOTE 5 — Segment Information
During 2005, the Company operated in three business segments; testing equipment manufacturing, Accelerated Reliability Test Centers (“ARTC”), and Electrodynamic Vibration (“ED”) manufacturing, refer to the 2005 Form 10-KSB Note 11. Beginning in 2006, the Company has consolidated its testing equipment manufacturing and ARTC business segments into one reportable segment, HALT/HASS (“HALT/HASS”), due to ARTC’s non-material stand alone revenues (which are less than 10% of total consolidated revenues). The HALT/HASS segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and operates service centers where vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.
The accounting policies for these segments are the same as those described in Note 1 of the Company’s Form 10-KSB for the fiscal year ended 2005 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.
The tables below summarize information about reported segments (in thousands) as of and for the three and nine months ended September 30, 2006 and 2005:

	HALT/HASS	ED	TOTAL

THREE MONTHS ENDED SEPTEMBER 30, 2006
Net revenue	$2,931	$707	$3,638
Gross profit	1,208	180	1,388

THREE MONTHS ENDED SEPTEMBER 30, 2005
Net revenue	$3,081	$428	$3,509
Gross profit	1,532	52	1,584

	HALT/HASS	ED	TOTAL

NINE MONTHS ENDED SEPTEMBER 30, 2006
Net revenue	$9,884	$2,240	$12,124
Gross profit	4,480	616	5,096

NINE MONTHS ENDED SEPTEMBER 30, 2005
Net revenue	$9,259	$1,677	$10,936
Gross profit	4,470	413	4,883

The following information is by geographic area (in thousands) as of and for the three and nine months ended September 30, 2006 and 2005:

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
THREE MONTHS ENDED SEPTEMBER 30, 2006
Sales	$2,173	$387	$1,078	—	$3,638
Long lived assets, net	3,047	—	—	—	3,047

THREE MONTHS ENDED SEPTEMBER 30, 2005
Sales	$1,633	$877	$999	—	$3,509
Long lived assets, net	2,013	—	—	—	2,013

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
NINE MONTHS ENDED SEPTEMBER 30, 2006
Sales	$6,848	$1,181	$3,923	$172	$12,124
Long lived assets, net	3,047	—	—	—	3,047

NINE MONTHS ENDED SEPTEMBER 30, 2005
Sales	$5,760	$2,506	$2,670	—	$10,936
Long lived assets, net	2,013	—	—	—	2,013
International sales are based on where the products were shipped and where services were rendered.
NOTE 6 — Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. In accordance with FASB Interpretation No. 18, the effective income tax rate is reevaluated each reporting period. As of September 30, 2006, the Company has determined its effective income tax rate expected to be applicable for the year is 3.8%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006. Therefore, during the three months ended September 30, 2006, the Company recorded an income tax benefit of $93,000 to adjust income tax expense for the nine months ended September 30, 2006 to the amount based on the Company’s revised estimated effective tax rate for 2006. During the three months ended September 30, 2005, the Company recorded $19,000 for a provision for income taxes. During the nine months ended September 30, 2006 and 2005 the Company recorded a $30,000 and $26,000, respectively, provision for income taxes. The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.
Refer to the Company’s 2005 Form 10-KSB, Financial Statement Note 7.

NOTE 7 – Preferred Stock
Refer to the Company’s 2005 Form 10-KSB, Financial Statement Note 8 for full preferred stock (B & C) disclosure.

	SERIES B		SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, January 1, 2005	683,967	$1,500,000	1,198	$799,000

Earned and issued dividends	56,769	127,000	99	103,000
Accretion of redemption feature on preferred stock and warrants	—	—	—	264,000

Balance, January 1, 2006	740,736	1,627,000	1,297	1,166,000

Earned and issued dividends	68,740	83,000	126	73,000
Accretion of redemption feature on preferred stock and warrants	—	—	—	183,000
Conversion of preferred stock	(809,476)	(1,710,000)	(1,423)	(1,422,000)
Balance, September 30, 2006	—	—	—	—
Preferred Stock — Series B (“Series B preferred stock”)
Conversion — On August 11, 2006, the holder of the Series B preferred stock elected to convert all of the outstanding Series B preferred shares into common shares. This resulted in 809,476 Series B preferred shares converting into 1,887,607 common shares, at the conversion rate of $0.922 per share and conversion ratio of 2.332 to 1.0.
Dividends — The Series B preferred stock accrued dividends at 8% per annum. During the three months ended September 30, 2006 and 2005, $16,000 and $32,000 of dividends were accrued, respectively. During the nine months ended September 30, 2006 and 2005, $83,000 and $94,000 of dividends were accrued, respectively. On July 12 and August 11 of 2006, the Company made its final dividend payments (in kind) totaling 38,612 Series B preferred shares at the liquidation price of $2.15 per share of $83,000.
Preferred Stock — Series C (“Series C preferred stock”)
Conversion – On August 28, 2006, the holder of the Series C preferred stock elected to convert all of the outstanding Series C preferred shares into common shares (the “Series C Conversion Date”). This resulted in 1,423 Series C preferred shares converting into 2,374,437 common shares, at the conversion rate of $0.5993 per share and conversion ratio of 1,668.61 to 1.0. The applicable conversion terms resulted in a beneficial conversion feature which was accreted to the Series C Conversion Date. The accretion recorded for the three months ended September 30, 2006 and 2005 was $109,000 and $37,000, respectively. The accretion recorded for the nine months ended September 30, 2006 and 2005 was $183,000 and $74,000, respectively.
Dividends — The Series C preferred stock accrued dividends at 8% per annum. During the three months ended September 30, 2006 and 2005, $18,000 and $26,000 of dividends were accrued, respectively. During the nine months ended September 30, 2006 and 2005, $73,000 and $77,000 of dividends were accrued, respectively. On July 12 and August 28 of 2006, the Company made its final dividend payments (in kind) totaling 73 Series C preferred shares at the liquidation price of $1,000 per share of $73,000.

Warrants
In connection with the issuance of the Series C preferred stock transaction, the holder received warrants to purchase 417,153 shares of the Company’s common stock. The exercise price of the warrants is $1.265, and the warrants have a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The fair value the warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero; expected volatility of 100%; risk-free interest rate of 3.00%; and an expected term of five years.
The warrants have been recorded as an increase to common stock, and were being accreted to the earliest date the Series C preferred stockholder could elect the option to redeem the Series C preferred stock. On July 29, 2005, the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder. As a result of the exercise of all of the warrants, the remaining unamortized value allocated to the warrants was fully accreted as a reduction to net income available to common shareholders during the twelve months ended December 31, 2005. The accretion recorded for the nine months ended September 30, 2006 and 2005 was zero and $26,000, respectively.
NOTE 8 – Common Stock
During the nine months ended September 30, 2006, the Company issued 34,165 shares of common stock for the exercise of employee stock options totaling $30,000 at an average exercise price of $0.88 and issued 31,560 shares of common stock for a payment in kind of interest expense totaling $62,000 to the Convertible Debt Holder at an average exercise price of $1.97. On August 11, 2006, the holder of the Series B preferred stock elected to convert all of the outstanding Series B preferred shares into common shares. This resulted in 809,476 Series B preferred shares converting into 1,887,607 common shares, at the conversion rate of $0.922 per share and conversion ratio of 2.332 to 1.0. On August 28, 2006, the holder of the Series C preferred stock elected to convert all of the outstanding Series C preferred shares into common shares. This resulted in 1,423 Series C preferred shares converting into 2,374,437 common shares, at the conversion rate of $0.5993 per share and conversion ratio of 1,668.61 to 1.0. During the nine months ended September 30, 2006, the Company issued 24,096 shares of common stock upon the conversion of $40,000 of the Convertible Debt instrument at an exercise price of $1.66.
NOTE 9 — Legal Matters
On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Hobbs alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied all allegations of the complaint and on June 23, 2003 the Company asserted a counter-claim against Hobbs seeking damages for copyright infringement, alleging that Hobbs had sold all of his HALT and HASS related intellectual property to the Company in 1994 for valuable consideration. On November 3, 2003 the Company filed a motion for partial summary judgment, and on May 21, 2004, the Company filed a motion for leave to supplement its motion for summary judgment. On June 19, 2004, the Judge granted the Company’s motion for summary judgment, finding that Hobbs had sold the copyrighted material to the Company for valuable consideration in 1994 and the Court issued an order that Hobbs must pay QualMark’s legal fees and costs based on a finding that Hobbs’ case was frivolous and his legal positions were not reasonable. The Company submitted an application for fees and costs totaling $243,000. Hobbs has opposed the application for fees, which the U.S. District Court Judge has not yet ruled on. Hobbs also appealed the grant of summary judgment in favor of the Company to the United States Court of Appeals for the 10th Circuit. The appeal was fully briefed by all parties and oral argument was held on January 13, 2005 before a three judge panel of the Court of Appeals. In an Order and Judgment dated March 11, 2005, the Court of Appeals panel unanimously affirmed the decision of the District Court, stating that it agreed with the District Court that summary judgment was appropriate with respect to ownership of the copyrights, that the Copyright Act preempts Hobbs’ claims under the Lanham Act and state unfair competition law and that the District Court did not abuse its discretion in awarding attorneys’ fees to QualMark. The Court of Appeals also denied Hobbs’ motion for permission to file a short rebuttal to supplement oral argument. There is no assurance that Hobbs will not request reconsideration of the three Judge panel’s decision by the full Court of Appeals or seek review by the United States Supreme Court. However, were he to do so, the Company believes his prospects for success would be minimal. The Company does expect that the U.S. District Court Judge will now rule on the pending application for fees and costs.
The Company’s counterclaim against Hobbs alleging copyright infringement was dismissed without prejudice based on the Company’s having not registered its copyrights prior to initiating the counterclaim. The Company had registered its copyrights in seminar materials with the Register of Copyrights after it filed its counterclaim and the Company has re-filed its infringement action in the U.S. District Court for Colorado and also sought a preliminary injunction to prevent Hobbs from using the Company’s copyrighted materials without permission. A hearing on the preliminary injunction was held on July 27, 2004. On September 16, 2004, the U.S. District Court denied the Company’s motion for a preliminary injunction and ruled that the matter of Hobbs’ alleged infringement of the Company’s copyrights and any remedy for such infringement must go to trial.
There is no assurance that the Company will be awarded by the U.S. District Court all of the fees and costs applied for or that Hobbs will voluntarily pay the Company amounts awarded by the Court. The Company will vigorously pursue its claim for fees and costs and seek to collect any award in full and will take all legal steps necessary to protect its favorable ruling on appeal.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The statements contained in this report, which are not historical in nature, are forward-looking statements subject to risks and uncertainties that are difficult or impossible to predict with accuracy. Actual results could differ materially from those set forth or implied by forward-looking statements. Such risks and uncertainties include, but are not limited to, variability in order flow and operating results, availability of capital to support operations, the ability of the Company to find and retain qualified personnel to staff its manufacturing and marketing operations and existing and anticipated test centers, and the risk that the demand for the Company’s systems will not continue to grow.
Results of Operations
The Company’s annual and quarterly operating results are subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company’s products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units.
Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Revenue
Net revenue increased $129,000 or 3.7% from $3,509,000 in the three months ended September 30, 2005 to $3,638,000 for the three months ended September 30, 2006.
HALT/HASS Revenue
HALT/HASS revenue decreased $150,000 or 4.9% from $3,081,000 in the three months ended September 30, 2005 to $2,931,000 in the three months ended September 30, 2006. The decrease in sales for the three months ended September 30, 2006 is primarily a direct result of third quarter orders received that contained extended delivery requirements beyond September 30, 2006, which are expected to be recognized as revenue in future periods and product mix, whereas, a higher volume of smaller Typhoon systems were shipped that yielded lower revenue. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold remains consistent for the three months ended September 30, 2006 and September 30, 2005. Of the total units sold, international system sales decreased 21.7% for the three months ended September 30, 2006. This international system sale decrease is a direct result of the Company’s product mix for the three months ended September 30, 2006. International Typhoon unit sales remained consistent, but the Company experienced a higher volume of smaller Typhoon systems that yielded lower revenue. In addition, the Company’s test centers experienced a decrease in revenue of 5% from the prior quarter, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. In the three month period ended September 30, 2006, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in

2005. Effective June 30, 2006, the Company sold all of the assets in its Santa Clara, CA test lab to an existing test lab business affiliate. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company’s customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
Electrodynamic Revenue (ED)
ED revenue increased $279,000 or 65.5% from $428,000 in the three months ended September 30, 2005 to $707,000 in the three months ended September 30, 2006. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the three month period ended September 30, 2006 is a direct result of the Company’s asset acquisition of Ling Electronics in the fourth quarter of 2005, refer to the Company’s 2005 Form 10-KSB, Note 13.
Gross Profit
Total gross margin for the three months ended September 30, 2006 was 38.2%. This compares to a gross margin of 45.2% for the three months ended September 30, 2005. The decrease in gross margin for the three month period is primarily due to the product and distribution channel mix, whereas, a higher volume of smaller Typhoon systems were shipped during the third quarter of 2006 and more Typhoon systems were sold through distributors (versus direct) that yielded lower gross profits.
Operating Expenses
Total operating expenses remained consistent at $1,205,000 for both three month periods ended September 30, 2006 and September 30, 2005.
Selling, general and administrative expenses decreased $13,000 or 1.3% to $1,013,000 in the three months ended September 30, 2006 from $1,026,000 for the three months ended September 30, 2005. The primary decrease of selling, general, and administrative expenses during 2006 is attributed to a reduction in sales and marketing expenditures that are offset by expenses of $246,000 that are related to the ED business segment, which represent 24.3% of total selling, general and administrative expenses.
Research and development costs increased $13,000 or 7.3% to $192,000 for the three months ended September 30, 2006 from $179,000 for the three months ended September 30, 2005. The increase is primarily attributed to the Company’s investment in product improvements. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.
Interest Expense
Interest expense increased $55,000 or 189.7% to $84,000 for the three months ended September 30, 2006 from $29,000 for the three months ended September 30, 2005. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG Dynamics and Ling Electronics, refer to the Company’s 2005 Form 10-KSB, Note 13, which increased $2,314,000 from September 30, 2005 to September 30, 2006.
Income Tax
Income tax expense decreased $112,000 to a credit of ($93,000) for the three months ended September 30, 2006 from $19,000 of expense for the three months ended September 30, 2005. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. In accordance with FASB Interpretation No. 18, the effective income tax rate is reevaluated each reporting period. As of September 30, 2006, the

Company has determined its effective income tax rate expected to be applicable for the year is 3.8%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006. Therefore, during the three months ended September 30, 2006, the Company recorded an income tax benefit of $93,000 to adjust income tax expense for the nine months ended September 30, 2006 to the amount based on the Company’s revised estimated effective tax rate for 2006. During the three months ended September 30, 2005, the Company recorded $19,000 for a provision for income taxes. During the nine months ended September 30, 2006 and 2005 the Company recorded a $30,000 and $26,000, respectively, provision for income taxes. The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenue
Net revenue increased $1,188,000 or 10.9% from $10,936,000 in the nine months ended September 30, 2005 to $12,124,000 for the nine months ended September 30, 2006.
HALT/HASS Revenue
HALT/HASS revenue increased $625,000 or 6.8% from $9,259,000 in the nine months ended September 30, 2005 to $9,884,000 in the nine months ended September 30, 2006. The increase in sales for the nine months ended September 30, 2006 is primarily a direct result of the transition of customers from HALT to HASS (HALT is a research and development based test that requires limited QualMark equipment and HASS is an integrated quality manufacturing test that requires additional QualMark testing equipment). As a result of the transition from HALT to HASS, the Company is generating a higher volume of testing equipment sales per customer. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold in the nine months ended September 30, 2006 increased 9.4% over the nine months ended September 30, 2005. Of the total units sold, international system sales increased 2% for the nine months ended September 30, 2006. The Company attributes its continued strength in sales in the international market to a strong manufacturing presence in Asia Pacific. In the nine month period ended September 30, 2006, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2005. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation to an existing test lab business affiliate. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company’s customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success. QualMark utilizes twenty-nine independent international sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in HALT/HASS sales.
Electrodynamic Revenue (ED)
ED revenue increased $563,000 or 33.6% from $1,677,000 in the nine months ended September 30, 2005 to $2,240,000 in the nine months ended September 30, 2006. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the nine month period ended September 30, 2006 is a direct result of the Company’s asset acquisition of Ling Electronics in the fourth quarter of 2005, refer to the Company’s 2005 Form 10-KSB, Note 13.

Gross Profit
Total gross margin for the nine months ended September 30, 2006 was 42%. This compares to a gross margin of 44.7% for the nine months ended September 30, 2005. The decrease in gross margin for the three month period is primarily due to the product and distribution channel mix, whereas, a higher volume of smaller Typhoon systems were shipped during the third quarter of 2006 (which effected the year to date gross profits) and more Typhoon systems were sold through distributors (versus direct) that yielded lower gross profits.
Operating Expenses
Total operating expenses increased $338,000 or 9% to $4,110,000 for the nine months ended September 30, 2006 from $3,772,000 for the nine months ended September 30, 2005.
Selling, general and administrative expenses increased $366,000 or 11.4% to $3,582,000 in the nine months ended September 30, 2006 from $3,216,000 for the nine months ended September 30, 2005. The primary increase of selling, general, and administrative expenses during 2006 is attributed to $765,000 of expenses related to the ED business segment, which represent 21.4% of total selling, general and administrative expenses, offset by a decrease in ongoing sales and marketing expense.
Research and development costs decreased $28,000 or 5% to $528,000 for the nine months ended September 30, 2006 from $556,000 for the nine months ended September 30, 2005. The decrease is primarily attributed to a decrease in research and development staff. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.
Interest Expense
Interest expense increased $133,000 or 131.7% to $234,000 for the nine months ended September 30, 2006 from $101,000 for the nine months ended September 30, 2005. The increase is primarily attributed to the increase in the outstanding commercial borrowings with the purchase of ACG Dynamics and Ling Electronics, refer to the Company’s 2005 Form 10-KSB, Note 13, which increased $2,314,000 from September 30, 2005 to September 30, 2006.
Income Tax
Income tax expense increased $4,000 to $30,000 for the nine months ended September 30, 2006 from $26,000 for the nine months ended September 30, 2005. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. In accordance with FASB Interpretation No. 18, the effective income tax rate is reevaluated each reporting period. As of September 30, 2006, the Company has determined its effective income tax rate expected to be applicable for the year is 3.8%, which is the statutory rate reduced by the tax benefit of net operating loss carryforwards, which are expected to be realized in 2006. Therefore, during the three months ended September 30, 2006, the Company recorded an income tax benefit of $93,000 to adjust income tax expense for the nine months ended September 30, 2006 to the amount based on the Company’s revised estimated effective tax rate for 2006. During the three months ended September 30, 2005, the Company recorded $19,000 for a provision for income taxes. During the nine months ended September 30, 2006 and 2005 the Company recorded a $30,000 and $26,000, respectively, provision for income taxes. The Company anticipates net operating profits for the year ending December 31, 2006, although no assurance can be given. The Company will utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2006.
Liquidity and Capital Resources
During the nine months ended September 30, 2006, the Company generated $625,000 of cash from operating activities, invested $182,000 for property and equipment, received $27,000 from the sale of equipment, repaid $685,000 of commercial bank borrowings, borrowed $400,000 from the existing revolving line of credit and received $30,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash increase of $215,000, for an ending balance of $744,000 at September 30, 2006. During the nine months ended September 30, 2005, the Company generated $213,000 of cash from operating activities, invested $128,000 for equipment, repaid $174,000 of commercial bank borrowings, and generated $69,000 from the issuance of common stock. Together, these activities resulted in a cash decrease of $20,000, for an ending balance of $496,000 at September 30, 2005.

The Company’s commercial borrowings consist of two term loans, a revolving line of credit, and a convertible debt agreement, refer to the 2005 Form 10-KSB, Financial Statement Note 5.
The average interest rate for the nine month periods ended September 30, 2006 and 2005 was 8.46% and 7.50%, respectively.
Both the revolving credit line and term loans under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of September 30, 2006, there was $1,100,000 outstanding in borrowings and zero availability on the line of credit. As of September 30, 2006, the principal balances of the term loans were $1,811,000.
The Company’s Convertible Debt agreement is a five-year, interest only agreement with provisions for interest rate resets and conversion into the Company’s common stock. The Convertible Debt agreement was entered into with an affiliate of the commercial bank that issued the Company’s Credit Agreement. The Convertible Debt agreement is collateralized by substantially all the assets of the Company, subject to subordination to the Credit Agreement. As of September 30, 2006, the principal balance of the convertible debt was $960,000. During the three month period ended March 31, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company’s common stock. During the nine months period ended September 30, 2006, the Convertible Debt holder received 31,560 shares of the Company’s common stock totaling $61,000, for payment of interest (which was based on the Company’s common stock market price at the issuance date), of which $19,000 was for the three months ended September 30, 2006.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of September 30, 2006, the Company was not in compliance with certain financial covenants pertaining to the Credit Agreement. As a result, all amounts due under the Credit Agreement are callable by the lender. Therefore, the Company has classified the Credit Agreement balance ($894,000) to current liabilities based on the covenant violations, as they have not yet been cured. Management does not believe the debt will be required to be paid within one year from the balance sheet date; however, the reclassification on the balance sheet was made as the debt is now callable.
The Company is currently renegotiating the terms of the Credit Agreement with its lender, which may lessen the restrictions of certain covenants, which could lead to the Company’s ability to report the debt as a long-term liability. However, a binding agreement has not yet been signed. The Company expects an agreement to be signed within the next one-year period; however, no assurance can be given at this time.
As required by the Credit Agreement, the Company is making total monthly principal payments of $76,800 on both term loans during 2006. The Company has also determined that, during 2006, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2006 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2006. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and availability on its revolving credit line provide adequate capital resources to fund its operations, 2006 debt repayments, and working capital needs, through at least the end of the third quarter of 2007.
Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to interest rate changes are primarily related to its variable rate debt issued under its $2,911,000 Credit Agreement (refer to Note 3, of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank’s prime rate, the Company’s interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2006 would be an annual increase or decrease of approximately $29,000 in interest expense for a twelve-month period.
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
Recently Issued Accounting Pronouncements
Refer to the 2005 Form 10KSB, Management Discussion and Analysis, Item 6.
Item 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls:
There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     Refer to Note 9 of the Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults upon Senior Securities
     Refer to Note 3 of the Financial Statements
Item 4. Submission of Matters to a Vote of Security Holders
     (a) None
Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits — See Index to Exhibits
     (b) Reports on Form 8-K during the quarter ended September 30, 2006:
On July 25, 2006, the Company issued a press release announcing its earnings for the quarter ended June 30, 2006.
On August 11, 2006, the Company issued a press release announcing that the Series B preferred stockholder elected to convert all of its Series B preferred shares into common shares. As a result, the Series B Holder converted 809,476 Series B preferred shares into 1,887,607 common shares at a basis of $0.922.
On August 28, 2006, the Company issued a press release announcing that the Series C preferred stockholder elected to convert all of its Series C preferred shares into common shares. As a result, the Series C Holder converted 1,423 Series C preferred shares into 2,374,437 common shares at a basis of $0.5993.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QualMark Corporation

Date: November 13, 2006	By:	/s/ CHARLES D. JOHNSTON

Charles D. Johnston President, Chief Executive Officer

Date: November 13, 2006	By:	/s/ ANTHONY A. SCALESE

Anthony A. Scalese
Chief Financial Officer
& Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Certificate of Designation for Series A Preferred Stock.(5)

3.4	Amended Certificate of Designation for Series A Preferred Stock.(5)

3.5	Statement of Change of Registered Agent.(5)

4.1	Form of Certificate for Shares of Common Stock.(1)

4.6	Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1	QualMark Corporation 1993 Incentive Stock Option Plan.(1)

10.2	QualMark Corporation 1996 Stock Option Plan.(3)

10.3	Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)

10.4	Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)

10.5	Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.8	Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.11	Loan and Security Agreement dated April 30, 1996, by and between QualMark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)

10.12	Loan and Security Agreement dated December 22, 1998, by and between QualMark Corporation and U.S. Bank National Association.(4)

10.13	Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between QualMark and U.S. Bank National Association.(4)

10.14	Second Amendment to Loan Agreement dated August 23, 1999 by and between QualMark and U.S. Bank National Association.(5)

10.15	Settlement Agreement dated August 30, 1999 by and among QualMark Corporation and Screening Systems, Inc.(5)

10.16	Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17	Third Amendment to Loan Agreement dated March 31, 2000 by and between QualMark and U.S. Bank National Association.(6)

10.18	Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

10.19	Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between QualMark and U.S. Bank National Association.(8)

10.20	Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between QualMark and U.S. Bank National Association.(9)

10.21	Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between QualMark and U.S. Bank National Association. (10)

10.22	Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

10.23	Series C Preferred Stock Certificate of Designations (11)

10.24	Series B Preferred Stock Certificate of Designations (11)

10.25	Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between QualMark and U.S. Bank National Association.(12)

10.25(b)	Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between QualMark and U.S. Bank National Association(13)

10.26	Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

10.26(b)	Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)

10.27	Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between QualMark and U.S. Bank National Association. (14)

EXHIBIT
NUMBER	DESCRIPTION
10.28	Settlement Agreement and Payment Schedule dated February 13, 2004, by and between QualMark Corporation and Gregg K. Hobbs. (14)

10.29	Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between QualMark and U.S. Bank National Association.(15)

10.30	Loan and Security Agreement dated November 9, 2004 by and between QualMark and Silicon Valley Bank (16)

10.31	Loan and Security Agreement dated November 11, 2004 by and between QualMark and Partners for Growth (17)

10.32	Asset Purchase Agreement dated November 12, 2004 by and between QualMark and ACG Dynamics, Inc. (17)

10.33	Loan and Security Agreement dated December 8, 2005 by and between QualMark and Silicon Valley Bank (18)

10.34	Amendment to Loan and Security Agreement dated December 12, 2005 by and between QualMark and Partners for Growth (18)

10.35	Asset Purchase Agreement dated December 13, 2005 by and between QualMark and SatCon Technology.(18)

14	Director and Officer Code of Ethics (14)

31.1	CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement No. 333-1454-D on Form SB-2.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3)	Incorporated by reference from the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4)	Incorporated by reference from the Company’s Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.