Form 10KSB
period 2006-12-31
QUALMARK CORP
filed 2007-03-30
CIK 1006691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 0-28484
QUALMARK CORPORATION
(Name of small business issuer in its charter)

Colorado	84-1232688
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
4580 Florence Street, Denver, Colorado 80238
(Address of principal executive offices, including zip code)
(303) 254-8800
(Registrant’s Telephone Number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
Securities Registered Pursuant to Section 12(g) of the Exchange Act:
COMMON STOCK (NO PAR VALUE)
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined I Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year. $16,427,000
The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 28, 2007 was $12,954,449.
The number of shares outstanding of the issuer’s Common Stock as of March 28, 2007 was 8,782,677.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in Part II and III of this report.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Qualmark Corporation (“Qualmark” or “the Company”) was organized in July 1991 as a Colorado limited liability company and was later incorporated in March 1992 in Colorado. The Company completed its initial public offering in April 1996.
HALT/HASS Business Segment (“HALT/HASS”):
Qualmark designs, manufactures, and markets proprietary equipment that rapidly and efficiently expose product design and manufacturing-related defects for the purpose of improving product quality and reliability. The Company’s high performance physical stress equipment supports significant improvements in the process of Design Verification Testing (“DVT”) and Environmental Stress Screening (“ESS”). DVT is the process by which electronic product manufacturers ensure their products perform within the previously determined operating ranges (commonly known as “specifications”). ESS is the testing process used by these same manufacturers to expose production-related defects.
Qualmark’s equipment allows manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company’s equipment is used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, personal computers, monitors, flight navigation systems, cellular telephones, LAN/WAN equipment and consumer electronics.
Qualmark evolved from a business manufacturing and marketing its proprietary OVS (Omni-axial Vibration System) or Typhoon (“Typhoon”) equipment to a full service organization offering HALT (Highly Accelerated Life Test) and HASS (Highly Accelerated Stress Screen) test services as well. The Company operates a network of direct and strategic agreement test centers, known as Accelerated Reliability Test Centers (“ARTC”), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using Qualmark’s OVS physical stress equipment performed either in the ARTC test centers or at the customer’s site.
Qualmark currently operates two test centers located in the metropolitan areas of Denver, Colorado and Boston, Massachusetts. The Company also has entered into domestic strategic agreements with large testing companies in Huntington Beach, California, Detroit, Michigan, and Huntsville, Alabama. In addition, the Company has established strategic agreements with IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning, the Swedish Institute of Production Engineering and MB Electronique to operate testing centers in Netherlands, Italy, Sweden and France. As domestic or international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.
Electrodynamic Business Segment (“ED”):
On November 15, 2004, Qualmark completed the asset acquisition of Connecticut based ACG Dynamics Inc.(“ACG”) an electrodynamic shaker service company. ACG is headquartered in West Haven, Connecticut and is a leader in supplying electrodynamic systems, components, and service to the worldwide vibration test equipment market. Qualmark formed a separate wholly-owned subsidiary, Qualmark ACG Corporation (“Qualmark ACG”), to acquire substantially all assets subject to certain liabilities of ACG. The newly formed Qualmark ACG provides turn-key vibration testing systems consisting of factory rebuilt/upgraded electrodynamic systems, new Qualmark ACG built solid state power amplifiers and new digital vibration controllers.

About ACG:
ACG was founded in June of 1972, as ACG Incorporated, a consultant engineering firm specializing in electro-mechanical design, development and prototype buildup. The ongoing need for restoring existing vibration test systems coupled with the expertise in this field gained by the original founder, Andrew C. Grimaldi (as a vibration test engineer, electro-mechanical design engineer, vibration isolator designer and vibration test equipment designer), caused ACG to eventually turn its attention fully toward the rebuilding and upgrading of vibration test equipment.
Initially, ACG developed a capability to rebuild armatures for vibration exciters, to supply replacement field coils and to supply replacement parts for exciters (shakers), amplifiers and controls. Over the years, ACG has built its expertise in this field, with specialized personnel and facilities dedicated to the restoration, upgrading, service / maintenance, trouble shooting and repairing of vibration test equipment. In the past twenty-eight years ACG has become the largest independent source in the world for armature rebuilding, replacement field coils and replacement parts for all makes of vibration test equipment. ACG’s factory services complimented by its expert field engineering services provide customers with prompt, professional assistance to resolve any vibration test equipment problem in the most cost effective way.
In the past thirteen years, ACG has expanded it’s capability into system integrations, which includes supplying complete vibration test systems consisting of pre-owned factory rebuilt and upgraded shakers coupled with new ACG built solid state power amplifiers and a variety of new computer based controllers. ACG frequently provides turnkey systems to its clients, consisting of factory refurbished horizontal slip tables, new combination air-isolated bases, head plates / head expanders, various instrumentation and field engineering support to install / demonstrate systems. ACG also provides new solid state power amplifiers, special switching networks, special field supplies and matching transformers to mate with any existing shaker, along with shaker refurbishing and upgrades to a 2” stroke, to achieve state-of-the-art-performance.
On December 13, 2005, Qualmark Corporation completed an asset purchase agreement with SatCon Power Systems, Inc. (“SatCon”) of Boston, Massachusetts, whereby it purchased certain of the assets and assumed certain of the liabilities of SatCon related to its Ling Electronics (“Ling”) Shaker and Amplifier business operations. SatCon is a division of SatCon Technology Corporation, which was founded in 1986. Ling is one of the nation’s most experienced manufacturers of vibration, shock and high intensity sound environmental test systems and fixtures. Qualmark formed a separate wholly-owned subsidiary, Qualmark Ling Corporation (“Qualmark Ling”), to assume all acquired assets subject to certain liabilities of Ling. Immediately following the acquisition, the Company moved all purchased assets from Massachusetts to its Connecticut facility and began operations. The Company combined ACG and Ling into one reporting business unit, ED, which provide a full complement of new and refurbished electrodynamic systems, parts and service.
About Ling:
Ling was founded in 1947 by James Ling. Throughout the years, Ling went through a series of mergers or acquisitions, including a merger in 1959 with acoustical based Altec (Altec-Lansing). In 1999, SatCon purchased Ling from Mechanical Technology Inc. Ling is one of the nation’s most experienced manufactures of vibration and shock environmental test systems and fixtures. Ling offers a full complement of new turnkey vibration systems that include the shaker, slip table, fixture and amplifier. To date, over 6,000 electrodynamic shaker systems have been sold and supplied by Ling. Ling has been a leading manufacturer of vibration and acoustic testing systems for over 50 years and serves an international cross-section of governmental, industrial and scientific markets. Through participation in both commercial and government contracts, Ling has designed and manufactured sophisticated systems to perform complex vibration, high intensity sound and shock tests on all types of components, assemblies and aerospace vehicles.

PRODUCTS AND SERVICES
HALT/HASS SEGMENT:
THE TYPHOON COMBINED STRESS SYSTEM
The Company’s Typhoon Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the LF Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses and houses the vibration assembly.
The XLF Vibration Assembly
The XLF (low frequency) Vibration Assembly is a new generation vibration system, which the Company introduced in 1999. This system has increased low frequency compared to the Omniaxial vibration system previously produced and sold by the Company. The XLF system is a multi-axis vibration system comprised of a table, actuators and unique attachment system and is the heart of the Company’s technology. The vibration table provides 6 degrees of freedom of motion that moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for Design Verification Testing (DVT) and Environmental Stress Screening (ESS) is from 2Hz to 2,000 Hz, the Company’s system creates vibrational forces between 2Hz and 10,000 Hz. The new XLF table has significantly increased low frequency energy available resulting in more effective testing and screening for larger sub-systems. It also provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates virtually any vibration that could occur naturally during product use. This is important in testing and screening applications to expose most flaws, whether it is design or process related, before the product is placed into service.
The XLF Vibration System consists of two major components:
Vibration Table
The patented table is constructed out of a top plate, thermal insulation silicon sheet layer and supporting understructure. This new design is significantly lighter and stiffer than the previous design, resulting in higher low frequency energy and improved energy distribution over the active frequency range. This table has proved particularly effective in the testing of assemblies with larger components. The Company while continuing to supply a range of standard table sizes has also produced custom sizes to meet customer requirements. The Company uses an outside source to produce its vibration tables, however the Company is not dependent on a single source of supply and controls all design and documentation.
Actuators
Attached to the bottom surface of the under structure are a set of pneumatic piston driven actuators. The method of attachment is also the subject of a patent application, as the unique method shapes the frequency distribution. There are three types of actuators used, ASX, LF and MF. The combination of actuators provides excitation in both the low and high frequency areas of the energy spectrum. Compressed air is used to drive the pistons in the actuators to impact the top of the actuators, translating the energy through the attachment system to vibration energy in the table.
The unique design of these actuators when used in conjunction with the new table generates an even distribution of vibratory energy in the frequency spectrum. This provides for more effective fault detection and screening. The Company has released this technology in all of the OVS system sizes.
TYPHOON TECHNOLOGY
The Typhoon technology represents the newest development in UltraRate Thermal technology. The UltraRate Thermal Chamber, which houses the OmniAxial Vibration Assembly, changes temperature at rates up to 60 degrees Centigrade per minute as measured on the product being tested. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. The Company believes that its UltraRate Thermal Chambers, comprised of patented and patent pending features, have one of the highest rate of thermal change available in the environmental stress screening industry. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel. The technology lowers operating costs by reducing thermal mass of the chamber and optimizing the efficiency of the air flow system, which consequently reduces operating costs.
The Company’s Typhoon Combined Stress Systems for HALT and HASS are presently available in six sizes, including a vibration only tabletop model (OVTT). The number after the “Typhoon” in the Company’s product models represents the linear footage of the vibration table as explained below. Therefore, a Typhoon-1.5 contains a 1.5’ x 1.5’ (18” x 18”) table, a Typhoon-2.5 contains a 2.5’ x 2.5’ (30” x 30”) table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production-screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The Typhoon-2.5 through Typhoon 8.0 have a feature which allows the user to raise the vibration table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.
Typhoon-1.5 and Typhoon-2.0 (T-1.5/2.0):
The T-1.5/2.0 are the smallest versions of the Typhoon product line. The T-1.5/2.0 are truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all the same operating features of the larger Typhoon systems, including a PC controller, the T-1.5/2.0 are primarily used by manufacturers of small products (such as “palm size” circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area.
Typhoon-2.5 and Typhoon-3.0 (T-2.5/3.0):
The Typhoon-2.5, historically, is the most popular system in the Typhoon product line. The Typhoon-3.0 has begun to generate the most attention in the Typhoon product line. The Typhoon-3.0 contains the same capabilities as the Typhoon-2.5, but allows for additional testing area. The additional testing area allows the user to utilize the chamber for either HALT (engineering based tests) or HASS (production line tests). The T-2.5/3.0 are mid-size systems and are PC-controlled. Typical uses of the T-2.5/3.0 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)
Typhoon-4.0 (T-4.0):
The T-4.0 is the largest standard system in the Company’s product line. The most common application for the T-4.0 is large volume production screening (HASS) incorporated on a manufacturing line, which tests products such as computers, monitors, communications systems, etc. The T-4.0 is PC-controlled.
Typhoon-8.0 (T-8.0):
The T-8.0 is the largest specialized system in the Company’s product line. The most common application for the T-8.0 is large volume production screening (HASS) incorporated on a manufacturing line, which tests oversized products such as 100” flat screen televisions, appliances, etc. The T-8.0 contains the largest 6 degree of freedom vibration table available and is PC-controlled.
Omni Vibration Table Top (OVTT):
The OVTT (Omni Vibration Table Top) system enables users to quickly and conveniently perform evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company’s patented six degrees of freedom vibration technology and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers.
A one year limited warranty is included with each Typhoon system sold. Various options and accessories are available for each Typhoon model, including oxygen monitors, vacuum hold down apparatus (for product fixturing requirements), extended warranties, and on-site applications assistance.
QUALMARK ENGINEERING SERVICES (“QES”)
The Company offers a range of engineering services tailored to help solve test process problems. The services that are offered under QES are:
-	HALT and HASS testing procedure development

-	Precision production fixturing solutions
The Company reviews each project with experts in the various fields and compiles a proposal, which typically includes investigation, specification, and execution. After the system or process is installed, the Company continues to work with the client’s staff to monitor and support the product and process. This approach gives customers access to experts in varying fields at a time when internal resources are often overburdened. The result is a better product delivered to the marketplace, faster.
ACCELERATED RELIABILITY TEST CENTERS (“ARTC”)
The Company has a network of direct and strategic agreement ARTC test centers at various locations in the United States and Europe, which provide test services and on-site applications support services. The Company is uniquely positioned to offer comprehensive HALT/HASS test services to manufacturers. The Qualmark test service business includes accelerated reliability test services performed in the Company’s test centers and on-site applications support services. These services allow a broad range of customers convenient access to the Company’s technology while also serving as valuable sales tools for gaining system orders. Each test center is equipped with a Typhoon-2.5, Typhoon-3.0, or Typhoon-4.0, at least one applications engineer and ancillary testing equipment.
The Company’s strategic agreements with test centers in the U.S. and throughout Europe consist of the Company contributing one Typhoon-2.5, Typhoon-3.0 or Typhoon-4.0 system and the partner providing the lab facility, personnel and sales management. In return for its contribution of these systems to these agreements, the Company receives a percentage of the revenues generated by the Typhoon systems.
The test center is a valuable tool for the Company’s sales organization to stimulate system sales from those clients who are not willing to commit capital without being able to experience a demonstration of the benefits using their own product. Of strategic importance to the Company, the testing service business provides for more consistent revenues.
The Company may open additional test centers or enter into strategic agreements with large testing companies, domestically or internationally, principally in metropolitan areas with a heavy concentration of potential client companies and in which the Company has a factory sales representative responsible for the target metro area.
Based on client demand, the Company offers on-site applications support services, principally through its ARTC network, to its clients as well as competitors’ customers. Specifically, the Company advises customers how to apply HALT and HASS techniques to their products.
ED SEGMENT :
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
High Force Vibration Systems (HFVS):
High Force Vibration Systems consist of shaker models that displace between 18,000 lbs to 45,000 lbs of sine force or 13,000 lbs to 36,000 lbs of random force. The HFVS can support a static load of up to 3,000 lbs are water cooled and are powered by a max kVA ranging between 142 and 400.
Medium Force Vibration Systems (MFVS):
Medium Force Vibration Systems consist of shaker models that displace between 2,800 lbs to 12,000 lbs of sine force or 2,000 lbs to 10,000 lbs of random force. The MFVS can support a static load of up to 1,500 lbs are air cooled and are powered by a max kVA ranging between 28 and 100.
Low Force Vibration Systems (LFVS):
Low Force Vibration Systems consist of shaker models that displace between 6 lbs to 600 lbs of sine force or 5 lbs to 600 lbs of random force. The LFVS can support a static load of up to 50lbs are air cooled and are powered by a max approximate kVA of two.
MARKETING
During 2006, the Company continued its strategic marketing and sales programs to maximize our market exposure and meet internal quarterly sales targets.
The Company has achieved this through education of customers through Webinars (web based seminars) and other forums in order to expand the knowledge base in the overall reliability process. During the last half of the year, a majority of the sales and marketing efforts were consolidated to enable the company to operate more efficiently and emphasize the unique advantages that Qualmark brings to the market as the only major manufacturer in the world producing both HALT/HASS and ED products.
The Company believes that the combined worldwide market for these two technology groups is in excess of $175 million and that it can expand our share of this large market through structured and focused marketing and sales efforts. Qualmark’s HALT/HASS segment is highly recognized in the industry, with a reputation for quality and successful HALT tests. The Company utilizes an approach to educate and train to a successful HALT/HASS implementation. The Company’s ED segment reflects small market share with room to expand as we re-energize the brand-awareness and brand-image of Ling Electronics that was historically built over the previous 55 years.
The following were achieved during 2006:
1.	The Company continued to see strength in our key market verticals, including the entry into new segments.

2.	The Company saw strong growth in Europe during 2006, and progress for the Western U.S.

3.	The Company expanded its infrastructure of field sales and support partners, giving the Company continuous and qualified coverage in our key geographies. The remaining coverage holes are expected to be addressed during 2007.

4.	The Company expanded its HASS presence by converting HALT customers to production oriented HASS testing.

6.	The Company expanded its presence into over 35 countries, up from 30 in 2005.
SALES STRATEGY
Qualmark utilizes a partner sales model, whether through sales representatives or sales/service distributors, in order to expand our reach and scale. The Company has four world regions and four Sales Director positions overseeing these regions. Our goal in 2006 was to structure and normalize our sales approach, materials and tools so that we will be able to move into 2007 with all of the processes fully in place. While that occupied managements focus during the transition period, the Company believes that the end results will be a stronger and more-efficient “sales machine” in 2007 and beyond.
CUSTOMERS
The Company continues to market and sell its systems to the leading corporations of the world in the Consumer Electronics, Personal Computing, Medical, Avionics, Automotive, and Defense industries. Many of our sales are repeat sales to existing customers, but we also penetrated new markets and customers during 2006. Qualmark is uniquely positioned to support the Reliability Testing requirements of our Global Customers through our Global Sales and Service Network. From the Company’s inception, more that 750 test systems have been sold to more than 450 customers in 35 countries. Our sales come from a “balanced portfolio” of industries, so we are not dependent on any single industry segment for our revenues.
The Company’s customer bases continue to be varied and are as follows:
AEROSPACE AND DEFENSE
Aviation electronics
Display switches
Flight navigation systems
Marine navigation systems
COMPUTER RELATED PRODUCTS
Circuit boards
Disk drives Modems
Monitors
Power supplies
Printers
Tape backup drives

OTHER
Automotive circuitry
Electronic oil and gas flow meters
Global positioning systems
Power supplies of all types
TELECOMMUNICATIONS
Automated teller machines
Air conditioning electronics
Cellular telephones
Fax machines
Switching systems
MEDICAL ELECTRONICS
Electronic thermometers
Glucose monitors
Infusion pumps
IV pumps
Hearing aids
Pacemakers
CONSUMER ELECTRONICS
Refrigerators
Televisions
Video Recorders
LED flat screens
Plasma flat screens
Garage door electronics
RESEARCH AND PRODUCT DEVELOPMENT
Research and product development expenditures for the fiscal years ending December 31, 2006 and 2005 were $784,000 and $752,000, respectively. During 2006, the Company released an upgraded Typhoon-3.0 designed for international standards for reliability and safety. The Company also released a higher performance, longer life pneumatic vibrator. The Company developed and launched an upgraded software package improving thermal control of its HALT/HASS chambers, which also provides an easier method of tuning thermal properties. Design was completed on a redesigned Typhoon-4.0 production level HASS chamber, marking the first use of Finite Element Analysis for thermal/air flow design, as well as chamber structural design. During 2005, the Company continued to implement, design and test improvements on its pneumatic hammers. The Company developed and released two new vibration tables to fit expanded customer needs. The Company also developed and released special fixture devices that are used to attach product to the Company’s Typhoon chambers.
The Company continues to apply research and new technology towards improving vibration and thermal performance of Typhoon chambers while improving the life and reliability of components and systems.
Development has begun on a new user interface, which offers more intuitive operation and compatibility with a range of hardware options, spanning environments from R&D labs to high volume production lines. Other projects include new offerings for the line of ED shakers, custom test systems and products that bridge the gap between HALT/HASS chambers and ED shakers.

INTELLECTUAL PROPERTY
The Company continues the practice, where possible, to pursue patent protection on its products. The Company has been issued 12 United States patents (the “Patents”) and numerous foreign patents issued in six countries. These patents protect certain features of the OmniAxial and LF Vibration Assemblies of the Company’s OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The company recently responded to patent office actions on new patent applications.
The Patents provide barriers to competition in the equipment sales portion of its business. The loss of some or all of the protection of the Patents would make it easier for other companies to enter the Company’s market, and to compete, by eroding the Company’s ability to differentiate itself on the basis of technical superiority.
The Company has received three copyrights (the “Copyrights”) from the Register of Copyrights of the United States of America. The Copyrights include; all seminar material and related text, graphics, graphs, illustrations, tables, and slides, Qualmark Corporation Omni-Vibration System (OVS) Manager 4.0 software and related object and source code, and Qualmark Corporation Q-Link 4.0 software and related object and source code.
In addition to the Patents and Copyrights, the Company tries to protect its proprietary technology and know-how through established security practices and confidentiality agreements with each of its employees, consultants, suppliers and technical advisors. There can be no assurance, however, that these agreements or procedures will provide meaningful protection for the Company’s trade secrets in the event of unauthorized use or disclosure of such information.
While the Company believes the protection afforded by the Patents and Copyrights is strong, there can be no assurance that other companies will not be able to design and build competing vibration tables in a manner that does not infringe the Patents.
The Company has the following registered or pending marks with the United States Patent and Trademark Office: QUALMARK and LING ELECTRONICS. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate. The Company also has received Certificate Europa (CE) approval on its Typhoon chambers, which is required for sale in the European Community.
The Company’s Patents, Copyrights, and Trademarks range in duration from between two and twenty years.
COMPETITION
HALT/HASS SEGMENT:
Qualmark is the dominant player in this market. The Company has competitors who are working hard to win business, but our experience, quality products and outstanding support provide us with definitive differentiating strategic factors that separate us from our competitors.. The Company believes that the HALT/HASS chambers and services have tangible “value-add” and continue to keep focus on creating a positive HALT/HASS program for our customers.
The following represents a listing of competitors known to the Company within the served industries:
1.	Thermotron Industries, Michigan

2.	Envirotronics, Michigan

3.	Screening Systems, Inc., California

4.	HALT/HASS, Inc., Colorado

5.	Hanse Industries, Colorado

6.	ACS, Italy
Throughout 2006, sales at Qualmark’s ARTC test centers remained relatively constant from quarter to quarter. Some companies owning test equipment (Typhoon) for their own use continue to attempt to leverage the equipment by selling any time not utilized by the company. This has increased the competition arena for the ARTC test center market, as well as placed additional pricing pressures. The Company attempts to maintain a presence in the test center market through the development of partnering relationships with test centers throughout the world. The Qualmark brand is recognized in the testing industry and these relationships help the Company to expand its marketing exposure and sales closures.
The following represents a listing of competitors known to the Company within the served industries:
1.	Thermotron Industries, Michigan

2.	Reliant Labs, California

3.	Sypris Test and Measurement, Massachusetts

4.	Environ Laboratories, Minnesota

5.	Trace Laboratories, Illinois
ED SEGMENT:
Qualmark ACG Corporation:
Initially, ACG developed a capability to rebuild armatures for vibration exciters, to supply replacement field coils and to supply replacement parts for exciters (shakers), amplifiers and controls. Over the years, ACG has built its expertise in this field, with specialized personnel and facilities dedicated to the restoration, upgrading, service / maintenance, trouble shooting and repairing of vibration test equipment. In the past twenty-eight years ACG has become the largest independent source in the world for armature rebuilding, replacement field coils and replacement parts for all makes of vibration test equipment. ACG’s factory services complimented by its expert field engineering services provide customers with prompt, professional assistance to resolve any vibration test equipment problem in the most cost effective way. The competitive environment for ACG consists of three primary competitors providing similar products and services to companies requiring replacement, upgrade, or repair services to existing electrodynamics based systems. ACG distinguishes itself within the industry as the superior quality provider of electrodynamics related equipment and service.
The following represents a listing of competitors known to the Company within the served industries:
1.	Dynamic Solutions, California

2.	CVMS, United Kingdom
Qualmark Ling Corporation:
The competitive environment for Ling consists of six primary competitors providing similar products and services to companies requiring new electrodynamics based systems. Ling distinguishes itself within the industry as the superior quality provider of electrodynamics related systems. The Company has determined that it will aggressively leverage the “Ling Electronics” name to market and sell the Ling products, as it was (from the 1950’s through the 1990’s) the most-recognized electrodynamics company in the industry. The Company will also combine the new products offered by Ling with the parts, service and refurbish capabilities of ACG to provide customers with a full range of electrodynamics vibration solutions.
The following represents a listing of competitors known to the Company within the served industries:
1.	Unholtz Dickie, Connecticut

2.	LDS, United Kingdom

3.	TIRA, Germany

4.	MB Electronics, Ohio

5.	Dynamic Solutions, China

6.	King Design, Taiwan

MANUFACTURING
HALT/HASS SEGMENT:
The Company’s primary manufacturing facility is located in Denver, Colorado. Qualmark’s assembly of the Typhoon systems follow a manufacturing line approach, in which drawings of all subassemblies used by the Company are maintained using computer aided design (CAD). The assembly of the Company’s products is organized around three major elements that include vibration systems, chamber systems and control systems.
To ensure that all subassemblies meet specifications when received, key suppliers remain actively involved throughout product design. Key suppliers perform source inspection at the point of manufacture. Most key suppliers are local companies. The Company intends to further develop local suppliers, with back-up suppliers as required. To date, the components and assemblies from these suppliers have met or exceeded all specifications. The Company has developed relationships with what it considers critical vendors that manufacture three components of its Typhoon system. The Company has also established relationships with secondary suppliers for its three key components. Thus, if a primary supplier was unable to deliver materials as required by the Company, it would take as many as 60 days to begin taking delivery of these components from its secondary suppliers. The Company is dependent on the availability of steel as its primary raw materials component. The Company believes that it will have access to adequate amounts of the raw material component and that no shortages will exist.
While the Company maintains a small inventory of Typhoon systems in finished goods, the Company primarily uses a rolling-quarter sales forecast in determining the number of Typhoon-1.5, Typhoon-2.0, Typhoon-2.5, Typhoon-3.0, Typhoon-4.0, Typhoon-8.0 and OVTT systems to build during the quarter. The Company also produces certain common subassemblies that are integrated into the final systems when orders are booked. This helps provide a more even manufacturing flow and minimizes the “peaks and valleys” associated with small volume manufacturing.
The Company has implemented Material Requirements Planning, a computer software driven inventory management process, to maximize the effectiveness in which an order can be filled while minimizing required inventory. Management uses fully-costed Bills of Materials (BOM) which ensure that all parts of a Typhoon system are identified and ordered in a timely manner.
ED SEGMENT:
Qualmark ACG Corporation and Qualmark Ling Corporation (Ling/ACG)
Ling /ACG’s primary manufacturing facility is located in West Haven, Connecticut. Ling/ACG manufactures a variety of products for the vibration test industry: new electrodynamic exciters, reconditioned exciters, amplifiers, controllers, and integrated exciter test systems, reconditioned exciter systems per customer order and specification, reconditioned exciter armature assemblies, reconditioned exciter field coils, and other components and assemblies for the exciter industry. Ling/ACG also sells new amplifiers and controllers to the exciter industry. Ling/ACG also manufactures many replacement components for exciters and vibration systems to support its global field service business.
Ling/ACG uses a flexible manufacturing cell approach as well as a just-in-time (JIT) inventory control and vendor supply system. Ling/ACG’s major manufacturing capabilities include: primary and secondary machine shop operations, welding and metal fabrication, armature winding and reconditioning, coil winding and reconditioning, electro-mechanical assembly, electronics testing, and system integration and testing. Ling/ACG maintains its own inventory of reconditioned exciters, armatures, field coils, as well as builds exciters and systems to customer order.
Ling/ACG has a base of local vendors and suppliers to subcontract non-essential manufacturing and to off-load production during peak demands. This vendor base is integrated into Ling/ACG’s just-in-time manufacturing strategy. Ling/ACG does both source inspections at key suppliers as well as quality inspection on purchased components. Ling/ACG has developed relationships with what it considers critical vendors that manufacture key components of its rebuilt shaker systems. The Company has also established relationships with secondary suppliers for its key components. However, if a primary supplier was unable to deliver materials as required by the Company, it would take as many as 90 days to begin taking delivery of these components from its secondary suppliers. The Company is dependent on the availability of steel and amplifiers as its primary raw material components. The

Company believes that it will have access to adequate amounts of the raw material component and that no shortages will exist.
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
PRODUCT WARRANTIES AND SERVICE
In 2006 and 2005, the Company offered a limited one-year parts and labor warranty on all new Typhoon (HALT/HASS) and electrodynamic (ED) factory rebuilt systems, respectively. Typhoon customers can purchase extended warranties on their HALT/HASS or ED, which may include up to two preventive maintenance visits during the year by a qualified Company representative. In addition, the Company offers for sale a comprehensive spare parts kit for each Typhoon system, which further minimizes Typhoon system down time. Because of the efficient design of Typhoon systems, most problems can be diagnosed over the phone and, if necessary, replacement parts are sent to the customer via overnight mail. The Company occasionally sends its technicians into the field for warranty repairs. Based on the purchase agreement between Qualmark and SatCon, Qualmark assumed existing outstanding warranties for Ling electrodynamic systems. These warranties contain a duration of one to eighteen months, in which the Company will provide parts and labor (if required). During 2006, the Company will continue to offer a standard, one-year parts and 90 days labor warranty on all new HALT/HASS and ED systems.
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
EMPLOYEES
As of December 31, 2006, the Company had fifty-two employees, of which fifty are full-time. Twenty-eight of the Company’s employees are employed at its principal offices and headquarters in Denver, Colorado, nineteen are employed in West Haven, CT, one in Eugan, MN, one in Marlborough, MA, one in Navarre, FL, one in Annapolis, MD, and one in Huntsville, AL. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.
AVAILABLE INFORMATION
Our internet website is www.qualmark.com. We make available our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.
ITEM 2. DESCRIPTION OF PROPERTY.
The Company operates out of leased facilities located at 4580 Florence Street, Denver, Colorado. The seven-year lease for the property expires on May 31, 2010. The leased property consists of approximately 16,616 square feet. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company’s manufacturing, sales, administrative operations and regional ARTC services are conducted at this facility.
The suburban Boston ARTC facility is located at 98 South Street, Hopkinton, Massachusetts. The two-year lease expires April 30, 2007. The Company has extended its lease term at the 98 South Street, Hopkinton, Massachusetts facility for an additional two-years, which expires April, 20, 2009. The leased property consists of approximately 5,000 square feet. In addition to the lease payments, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company’s regional ARTC service business is conducted at this facility.
Qualmark ACG and Qualmark Ling operate out of leased facilities located at 232 Front Avenue, West Haven, Connecticut. The four-year lease expires on November 13, 2008. The leased property consists of approximately 20,000 square feet. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company’s Qualmark ACG and Qualmark Ling manufacturing and service operations are conducted at this facility.
The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed. All of the premises are in good condition, are neat in their appearance and are located in business complexes with businesses of similar quality.
Investment Policies
The Company does not invest in real estate, real estate mortgages or securities.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 14 of the Financial Statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the range of high and low closing bid prices of the Company’s common stock as reported by the over the counter bulletin board (OTCBB) during fiscal years 2006 and 2005:

	Fiscal Year Ended December 31, 2006
	High Close	Low Close
First Fiscal Quarter	$2.200	$1.730
Second Fiscal Quarter	2.380	1.620
Third Fiscal Quarter	1.930	1.600
Fourth Fiscal Quarter	1.700	1.300

	Fiscal Year Ended December 31, 2005
	High Close	Low Close
First Fiscal Quarter	$3.100	$1.950
Second Fiscal Quarter	3.250	2.400
Third Fiscal Quarter	3.050	1.950
Fourth Fiscal Quarter	2.480	1.720
The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.
The number of record holders of our common stock as of December 31, 2006 was 49 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name. The Company has never paid a cash dividend and does not intend to do so in the future.

The Company participates in certain equity related compensation plans that are authorized for securities issuance. The tabular disclosures of such plans are disclosed in the Company’s definitive Proxy Statement. The Company’s definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company’s consolidated statement of operations:

	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Statements of Income Date
Revenues	100.0%	100.0%
Cost of revenues	57.6	54.9

Gross profit	42.4	45.1
Selling, general and administrative expenses	29.2	30.1
Research and development expenses	4.8	5.1

Income from operations	8.4	9.9
Other expense	(1.9)	(0.9)

Income before income taxes	6.5	9.0
Income tax benefit	0.5	5.1

Net income	7.0%	14.1%

FORWARD-LOOKING STATEMENTS
The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to variability in order flow and operating results, the ability of the Company to find and retain qualified personnel, and the risk that the demand for the Company’s systems will not continue.
RESULTS OF OPERATIONS
The Company’s annual and quarterly operating results are subject to fluctuations for a variety of reasons. The Company operates with a small backlog relative to its revenue; thus most of its sales in each quarter result from orders received in the current or prior quarter. In addition, because prices for the Company’s products are relatively substantial, a significant portion of net sales for each quarter is attributable to a relatively small number of units. Further, shipping or not shipping a product in a quarter can result in the difference between a profitable quarter or an unprofitable one, given the significant sales price of the Company’s product and the related margin.
Comparison of Years Ended December 31, 2006 and 2005
REVENUE
Revenue increased $1,582,000 or 10.7% to $16,427,000 for the year ended December 31, 2006 from $14,845,000 for the year ended December 31, 2005.
HALT/HASS Revenue:
HALT/HASS equipment revenue increased $753,000 or 6.0% from $12,613,000 for the year ended December 31, 2005 to $13,366,000 for the year ended December 31, 2006. The increase in sales for the year ended December 31, 2006 is primarily a direct result of the transition of customers from HALT to HASS (HALT is a research and development based test that requires limited Qualmark equipment and HASS is an integrated quality manufacturing test that requires additional Qualmark testing equipment). As a result of the transition from HALT to HASS, the Company is generating a higher volume of testing equipment sales per customer. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold for the year ended December 31, 2006 increased 8.0% over the year ended December 31, 2005. Of the total units sold during 2006, international system sales remained consistent with 2005. In the year ended December 31, 2006, the Company operated three test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2005. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation. Effective September 30, 2006, the Company sold a majority of the assets in its Huntington Beach, CA test lab operation. The Company has established a strategic agreement with the current Huntington Beach test facility. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. The Company has changed its strategic focus on the test center line of business to maximize volume and utilization, while obtaining a continuous flow of sales leads, in the current operating environment. These changes include operational consolidations, sales personnel redeployment, and the expansion of domestic/international strategic agreements. The Company feels confident that these implemented changes will continue to contribute to increased total revenues, expand the Company’s customer network, and increase product awareness; however the Company cannot give any assurances on the ultimate success. Qualmark utilizes thirty-two independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors. The Company is encouraged by the steady increase in equipment sales but cannot give any assurance of the demand of its international sales, or the overall increase in HALT/HASS sales.
Electrodynamic Revenue (ED):
ED revenue increased $829,000 or 37.1% from $2,232,000 for the year ended December 31, 2005 to $3,061,000 for the year ended December 31, 2006. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the year ended December 31, 2006 is a direct result of the Company’s asset acquisition of Ling Electronics in the fourth quarter of 2005, refer to Note 15 of the Financial Statements.
GROSS MARGIN
The gross margin for the year ended December 31, 2006 was 42.4%. This compares to a gross margin of 45.1% for the year ended December 31, 2005. The decrease in gross margin for the year ended December 31, 2006 is primarily due to the product and distribution channel mix, whereas, a higher volume of smaller Typhoon systems were shipped 2006 (which effected the year to date gross profits) and more Typhoon systems were sold through distributors (versus direct) that yielded lower gross profits.
OPERATING EXPENSE
Total operating expenses increased $355,000 or 6.8% to $5,579,000 for the year ended December 31, 2006 from $5,224,000 for the year ended December 31, 2005.
Selling, general and administrative expenses increased $323,000 or 7.2% to $4,795,000 for the year ended December 31, 2006 from $4,472,000 for the year ended December 31, 2005. The primary increase of selling, general, and administrative expenses during 2006 is attributed to the Company’s adoption of SFAS 123R (expensing of stock options). The Company also expanded its ED business segment infrastructure during 2006, by primarily adding additional personnel.
Research and development costs increased $32,000 or 4.3% to $784,000 for the year ended December 31, 2006 from $752,000 for the year ended December 31, 2005. The Company expanded its ED business segment infrastructure during 2006, by primarily adding additional personnel. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from year to year, and may increase in future years.

INTEREST EXPENSE
Interest expense increased $190,000 or 125.8% to $341,000 for the year ended December 31, 2006 from $151,000 for year ended December 31, 2005. The increase in expense was due to the addition of the commercial bank debt of $2,700,000 (refer to Note 6 of the Financial Statements) obtained at the end of 2005 to acquire the assets of Ling Electronics (refer to Note 15 of the Financial Statements) at the end of 2005.
INCOME TAX
Income tax benefit decreased $660,000 to $91,000 for the year ended December 31, 2006 from $751,000 for the year ended December 31, 2005.
For the year ended December 31, 2006, the Company incurred current income tax expense of $44,000 from estimates made for alternative minimum taxes and recognized a deferred income tax benefit of $135,000. During the fourth quarter of 2006, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company’s deferred tax asset will be realizable in future periods. The Company’s recognition of a portion of the deferred tax asset resulted from having a net operating loss (“NOL”) carryforward of approximately $2,553,000 which is available to offset future taxable income, if any through 2026. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, in which no assurance can be given.
For the year ended December 31, 2005, the Company incurred current income tax expense of $29,000 from estimates made for alternative minimum taxes and recognized a deferred income tax benefit of $780,000. During the fourth quarter of 2005, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that at least a portion of the Company’s deferred tax asset will be realizable in future periods. The Company’s recognition of a portion of the deferred tax asset resulted from having a net operating loss NOL carryforward of approximately $3,000,000 which is available to offset future taxable income, if any through 2025. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, in which no assurance can be given.
NET INCOME
Net income decreased $937,000 or 44.9% to $1,151,000 for the year ended December 31, 2006 from $2,088,000 for the year ended December 31, 2005. The decrease is primarily attributed to the Company’s adoption of SFAS 123R (expensing of stock options), the Company’s expansion of its ED business segment infrastructure during 2006, and the decrease of the 2006 income tax benefit of $660,000.
LIQUIDITY AND CAPITAL RESOURCES
During 2005, the Company experienced a 24% increase in revenue, which was primarily attributed to the customer transition from HALT to HASS, which is an integrated quality manufacturing approach, and the contribution from the Company’s ED business segment. During 2006, the Company experienced an 11% increase in revenue, which was attributed to a 37% increase in revenue from the Company’s ED business segment and a 6% increase in revenue from the Company’s HALT/HASS segment. The Company cannot give any assurance on the continued demand for its products and/or services.
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2007 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2007. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and access to approximately $400,000 of cash that is available on its commercial bank revolving line of credit provide adequate capital resources to fund its operations, 2007 scheduled debt payments and working capital needs through at least the end of 2007, and into the first quarter of 2008. The Company’s inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business.
During 2006, the Company generated $1,304,000 of cash from operating activities, invested $206,000 for equipment, received $27,000 for the sale of equipment, invested $3,000 for patents, copyrights and trademarks, borrowed $400,000 from a commercial bank, repaid $916,000 of commercial bank borrowings recorded $14,000 for excess tax benefits from share-based payment arrangements and received $30,000 from the issuance of common stock. These activities resulted in a cash increase of $650,000, for a year-end balance of $1,179,000 at December 31, 2006. During 2005, the Company generated $91,000 of cash from operating activities, invested $2,325,000 for the purchase of substantially all of the assets of Ling Electronics and $288,000 for equipment, borrowed $2,700,000 from a commercial bank, repaid $234,000 of commercial bank borrowings and received $69,000 from the issuance of common stock. These activities resulted in a cash increase of $13,000, for a year-end balance of $529,000 at December 31, 2005. The increase in cash generated from operating activities from $91,000 in 2005 to $1,179,000 in 2006 primarily resulted from increased sales, improved inventory and accounts receivable management.
The Company’s commercial borrowings consist of two term loans, a revolving line of credit and a convertible, subordinated debt agreement (Refer to Note 6 of the Financial Statements).
Term Loans and Revolving Line of Credit:
On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility (the “Credit Facility”) with Silicon Valley Bank (the “Commercial Bank”). The Credit Facility consists of a $750,000, three-year term loan (“Term Loan”) payable with monthly payments of $20,800 and a $1,500,000, one-year revolving line of credit. The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate (“Prime”) with a minimum interest rate of 5.5%. The interest rate for the Term Loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the Credit Facility are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2006, there was $400,000 of availability on the line of credit. The amount outstanding under the Term Loan at December 31, 2006 was $246,000.
On December 8, 2005, the Company entered into an additional Loan Agreement (the “Loan Agreement”), with the Commercial Bank in order to finance the acquisition of the assets acquired from SatCon. The Loan Agreement provides for a term loan in the amount of $2 million to be in addition to the Company’s existing term loan under the Credit Facility originally in the amount of $750,000. The term of the Loan Agreement is 36 months, with monthly principal payments of $56,000. The loan initially bears interest at a rate of 3.5% per annum plus the 36 month U.S. Treasury rate fixed at the time of each advance, which yields a current rate of 8.0%. The Loan Agreement provides for a termination fee of 3% at one to 12 months, 2% in months 13 to 24 and 1% in months 25 to 36. A one time pre-payment of up to $500,000 is allowed with no early termination fee. The amount outstanding under the Loan Agreement at December 31, 2006 was $1,333,000.
Convertible Debt:
On, November 11, 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement (“Convertible Debt”) with an affiliate of the Commercial Bank (the “Debt Holder”). The Convertible Debt initially bears interest at a rate of 8% per annum and is subordinate to the Credit Facility with the Commercial Bank. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company’s common stock over the preceding 20 trading day period exceeds $1.66. The interest rate at December 31, 2006 was 6.63%. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the Debt Holder’s option, into common stock of the Company at a fixed price of $1.66 per share (the “Conversion Price”) (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company’s common stock has traded at $4.98 for 20 consecutive days.
On December 12, 2005, the Company entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with the Convertible Debt holder, to modify certain existing loan documents. The Loan Modification Agreement provided that the $2,000,000 proceeds received from the Loan Agreement on December 8, 2005 be used exclusively to acquire the assets of Ling from SatCon. The Loan Modification Agreement further provided that a cash deposit of $350,000 was made with the Convertible Debt holders as additional security for the obligations under the pre-existing loan agreement, which the Company has recorded as other long-term assets on the Consolidated Balance Sheet. The deposit does not bear interest and at the maturity date of the loan, shall be applied to the outstanding obligations or shall be returned to the Company if the Convertible Debt is converted. The Loan Modification Agreement finally provides that monthly interest payments will be paid quarterly in common stock of the Company rather than cash as long as the preferred stock investor receives dividends payable in preferred stock (refer to Note 9 of the Financial Statements). On March 1, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company’s common stock. The amount outstanding under the Convertible Debt is $960,000 at December 31, 2006.
On February 20, 2007, Company entered into an additional Convertible Debt agreement (“Additional Convertible Debt”) with the existing Debt Holder of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000 which was disbursed in its entirety on February 21, 2007. The proceeds were used to pay off the remaining balance on the Term Loan, which totaled $203,000 at February 21, 2007, and pay $297,000 of the Loan Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the Commercial Bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a price of $1.50 per share at any time prior to the maturity date.
The Company’s average interest rate for the years ended December 31, 2006 and 2005, was 8.38% and 7.01%, respectively.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Facility and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Facility or Convertible Debt. As of December 31, 2006, the Company was not in compliance with certain financial covenants pertaining to the Credit Facility. In March 2007 the Company executed the Fifth Amendment to Loan Agreement, which, among other things, waived all financial covenant defaults existing at December 31, 2006 and refinanced the Loan Agreement. The Commercial Bank also waived all financial covenant defaults through February 28, 2007. As a result of the waiver obtained subsequent to December 31, 2006, the Company has recorded only the outstanding principal due on the Credit Facility within the next twelve months as current at December 31, 2006.
As required by the Credit Facility and Convertible Debt, the Company will make total monthly principal payments of $36,000 on the Term Loan during 2007. The Company has also determined that, during 2007, draws on the revolving line of credit will be made based on operational cash flow needs or growth based initiatives.
The following represents future amounts payable at December 31, 2006 (in thousands):

Year ended
December 31,
2007	$913
2008	667
2009 (November)	960

$2,540

Other Contractual Obligations
For more information on the Company’s contractual obligations on operating leases, refer to Note 7 of Financial Statements. At December 31, 2006, the Company’s commitments under these obligations were as follows (in thousands):

Year ended	Operating
December 31,	Leases
2007	$262
2008	238
2009	184
2010	77

$761

Recently Issued Accounting Pronouncements
Refer to Note 1 of the Financial Statements.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Warranty Reserve
The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required (Refer to Note 7 of the Financial Statements).
Inventory Obsolescence Reserve
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
Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets (the Ling trade mark and trade name) are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
Long-lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. These estimates are judgmental in nature and often involve the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
Share-based Compensation
Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for year ended December 31, 2006, was approximately 47%. For the year ended December 31, 2006, stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005. Share based payment awards issued but not yet vested as of December 31, 2005 are valued in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Deferred Tax Assets and Valuation Allowance
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. During the fourth quarter of 2006, the Company reversed the remainder of its deferred tax asset valuation allowance, which resulted in an adjustment of $135,000. The Company’s decision was based on the positive historical trend in the current and preceding years, as well as the estimated budgeted financial results for 2007. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance will be required with a corresponding charge against income. At December 31, 2005, the Company reversed a portion of its deferred tax asset valuation allowance, which resulted in an adjustment of $780,000. The recognition of this asset was based on the financial results of 2005 and the estimated budget financial results for 2006 (Refer to Note 8 of the Financial Statements).
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
Legal Proceedings
Refer to Note 14 of the Financial Statements.
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
We have experienced, and may continue to experience, fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, including: variations in the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing costs, capacities and efficiencies; capacity and production constraints, including constraints associated with single-source part suppliers; product failures; competitive factors, including pricing, availability and demand for competing products; cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers’ operating regions; cancellations or rescheduling of customer orders and shipments due to changes in demand; warranty expenses; the availability and cost of parts; the timing, availability and sale of new products by us or our competitors; changes in the mix of products having differing gross margins; changes in average sales prices; long sales cycles associated with our products; variations in product development and other operating expenses; discounts given to certain customers for large volume purchases; and high fixed expenses that increase operating expenses, especially during a quarter with test center sales shortfalls. Our sales to customers are usually made under purchase orders with short delivery requirements. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future.

Suppliers
A limited number of critical parts used in our products are available from only one or a limited number of outside suppliers due to unique part designs as well as certain quality and performance requirements. Because of the nature of our business we are not able to purchase with any significant volume for individual parts or volume discounts. We have experienced, and may continue to experience, shortages of single-sourced parts. Shortages could compel us to adjust our product designs and production schedules. If single-sourced parts become unavailable in sufficient quantities, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable parts from other sources and “retune” our products to function with the replacement parts, or we may be required to redesign our products to use other parts, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced parts exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced part could force us to repair or replace a product utilizing replacement parts. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we cannot obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.
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
Intellectual Property
We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have a program to identify and file applications for both U.S. and international patents for various aspects of our technology. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may leave us and go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we believe that we have taken all legal measures to protect it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology could have a material adverse effect on our business, financial condition and results of operations.
Acquisitions
On December 13, 2005, Qualmark Corporation completed the asset acquisition of Massachusetts based Ling, an electrodynamic shaker manufacturing company, from SatCon Power Systems Inc., a subsidiary of SatCon Technology. On November 15, 2004, Qualmark completed the asset acquisition of Connecticut based ACG, an electrodynamic shaker service company. Ling and ACG’s results may fluctuate due to a number of factors, including: successful integration with Qualmark, variations in the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing costs, capacities and efficiencies; capacity and production constraints, including constraints associated with single-source part suppliers; product failures; competitive factors, including pricing, availability and demand for competing products; cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers’ operating regions; cancellations or rescheduling of customer orders and shipments due to changes in demand; warranty expenses; the availability and cost of parts; the timing, availability and sale of new products by us or our competitors; changes in the mix of products having differing gross margins; changes in average sales prices; long sales cycles associated with our products; variations in product development and other operating expenses; discounts given to certain customers for large volume purchases; and high fixed expenses that increase operating expenses. Ling and ACG’s sales to customers are usually made under purchase orders with short delivery requirements. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected results of operations. We cannot guarantee that Ling or ACG’s results of operations will not be adversely affected in the future.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to interest rate changes are primarily related to its variable rate debt issued under its Credit Facility and Loan Agreement which total $3,640,000 at December 31, 2006 (Refer to Note 6 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank’s prime rate, the Company’s interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2006 would be an annual increase or decrease of approximately $36,000 in interest expense for a twelve-month period.
ITEM 7. FINANCIAL STATEMENTS.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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
Code of Ethics
We have adopted a code of business ethics and conduct, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer and controller) and employees (the “Code of Ethics”). The Code of Ethics is attached as Exhibit 14 to the 2003 Form 10-KSB report.
Stockholders may also request a free copy of the Code of Ethics from:
Qualmark Corporation Attn: Investor Relations 4580 Florence Street Denver, CO 80238
The Company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors.
The Company has one audit committee financial expert serving on its audit committee, Gerald Laber, who is independent.
The Company’s definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.
ITEM 10. EXECUTIVE COMPENSATION.
The Company’s definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The Company’s definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Company’s definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.
ITEM 13. EXHIBITS
(a) Exhibits — See Index to Exhibits
(b) Reports on Form 8-K during the last quarter of the Company’s fiscal year ended December 31, 2006
On October 24, 2006, the Company issued a press release announcing its earnings for the third quarter and year to date ended September 30, 2006. The Company also held a conference call on October 24, 2006 at 11:00am EST to discuss the October 24, 2006 press release.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007	QUALMARK CORPORATION
	By:	/s/ CHARLES D. JOHNSTON
Charles D. Johnston,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles D. Johnston	President, Chief Executive	March 30, 2007

Charles D. Johnston	Officer and Director

/s/ Anthony A. Scalese	Chief Financial Officer and	March 30, 2007

Anthony A. Scalese	Principal Accounting Officer

/s/ James L.D. Roser	Director	March 30, 2007

James L.D. Roser

/s/ William J. Sanko	Director	March 30, 2007

William J. Sanko

/s/ Christopher Roser	Director	March 30, 2007

Christopher Roser

/s/ Gerald Laber	Director	March 30, 2007

Gerald Laber

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Qualmark Corporation
Denver, Colorado
We have audited the accompanying consolidated balance sheets of Qualmark Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualmark Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their income and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
/s/ GHP HORWATH, P.C.
Denver, Colorado
March 29, 2007

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	December 31,
	2006	2005
Revenues	$16,427	$14,845
Cost of revenues	9,469	8,144

Gross profit	6,958	6,701

Selling, general and administrative expenses	4,795	4,472
Research and development expenses	784	752

Total operating expenses	5,579	5,224

Income from operations	1,379	1,477
Other income (expense):
Interest expense	(341)	(151)
Interest income and other	22	11

Income before income taxes	1,060	1,337
Income tax benefit	91	751

Net income	$1,151	$2,088

Net income per basic common share (Note 1)	$0.14	$0.37

Net income per diluted common share (Note 1)	$0.11	$0.25

Weighted average shares outstanding — basic	5,981	4,266

Weighted average shares outstanding — diluted	10,758	8,851

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,179	$529
Trade accounts and note receivable, net of allowance of $50 and $51, respectively, for doubtful accounts	3,420	3,478
Inventories, net	2,524	2,888
Current deferred tax assets, net	943	515
Other current assets	143	82

Total current assets	8,209	7,492
Property and equipment, net	787	922
Restricted cash	90	90
Goodwill	1,057	1,057
Intangible assets	1,012	728
Non-current deferred tax assets, net	430	738
Other assets	464	513

	$12,049	$11,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719	$684
Accrued expenses	682	1,019
Deferred revenue	18	49
Current portion of long-term debt	913	917
Revolving line of credit	1,100	700

Total current liabilities	3,432	3,369
Deferred revenue	23	35
Long-term debt	1,627	2,579
Other liabilities	6	20

Total liabilities	5,088	6,003

Commitments and contingencies
Convertible redeemable preferred stock; 2,000,000 shares authorized (Note 9):
1,000,000 designated as Series B, 740,736 shares (2005) issued and outstanding	—	1,627

3,000 designated as Series C, 1,297 shares (2005) issued and outstanding	—	1,166

Shareholders’ equity:
Common stock; no par value; 15,000,000 shares authorized; 8,779,362 shares (2006) and 4,417,706 shares (2005) issued and outstanding	10,409	7,343
Accumulated deficit	(3,448)	(4,599)

Total shareholders’ equity	6,961	2,744

	$12,049	$11,540

The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance January 1, 2005	4,133,348	$7,768	$(6,687)	$1,081
Options and warrants exercised	284,358	69	—	69
Preferred stock dividends	—	(230)	—	(230)
Accretion of redeemable preferred stock	—	(264)	—	(264)
Net income	—	—	2,088	2,088

Balance December 31, 2005	4,417,706	$7,343	$(4,599)	$2,744

Conversion of convertible, redeemable preferred stock to common stock	4,262,044	3,132	—	3,132
Common stock issued for interest on convertible debt	41,351	75	—	75
Options exercised	34,165	30	—	30
Conversion of convertible debt to common stock	24,096	40	—	40
Preferred stock dividends	—	(156)	—	(156)
Accretion of redeemable preferred stock	—	(183)	—	(183)
Stock-based compensation expense	—	114	—	114
Excess tax benefits from share-based payment arrangements	—	14	—	14
Net income	—	—	1,151	1,151

Balance December 31, 2006	8,779,362	$10,409	$(3,448)	$6,961

The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,151	$2,088
Adjustments to reconcile net income to net cash provided by operating activities:
Change in provision for inventory allowance	(58)	1
Change in provision for accounts receivable allowance	(1)	1
Depreciation and amortization	360	337
Stock-based compensation expense	114	—
Gain on sale of assets	(1)	—
Deferred tax benefit	(106)	(780)
Excess tax benefits from share-based payment arrangements	(14)	—
Paid in kind (common stock) interest expense	75	—
Changes in assets and liabilities, net of business acquisitions (2005):
Trade accounts receivable	59	(731)
Inventories	110	(480)
Other assets	(26)	(263)
Accounts payable	35	4
Accrued expenses	(337)	(40)
Customer deposits and deferred revenue	(43)	(53)
Other liabilities	(14)	7

Net cash provided by operating activities	1,304	91

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Ling Electronics	—	(2,325)
Sale of property and equipment	27	—
Acquisition of property and equipment	(206)	(288)
Investment in patents, copyrights, and trademarks	(3)	—

Net cash used in investing activities	(182)	(2,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock upon exercise of options and warrants	30	69
Proceeds from borrowings	400	2,700
Repayments of borrowings	(916)	(234)
Excess tax benefits from share-based payment arrangements	14	—

Net cash (used in) provided by financing activities	(472)	2,535

Net increase in cash and cash equivalents	650	13
Cash and cash equivalents at beginning of year	529	516

Cash and cash equivalents at end of year	$1,179	$529

SUPPLEMENTAL DISCLOSURE
Interest paid	$285	$131

Income tax paid	$30	$28

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible redeemable preferred stock to common stock	$3,132	$—

Transfer of equipment to inventory held for resale	$49	$20

Preferred stock dividends	$156	$230

Accretion of redeemable preferred stock	$183	$264

Conversion of convertible debt to common stock	$40	$—

Capital lease obligations	$6	$20

Purchase price reallocation from inventory to trade name (Note 15)	$361	$—

(Continued)

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

Acquisition of Ling Electronics (2005):
Assets acquired:
Inventory	$1,639
Property and equipment	68
Vendor tooling	240
Trade name and symbol	488
Liabilities assumed:
Warranty	(106)
Closing costs	(4)

Net assets acquired — cash paid	$2,325

The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
Qualmark Corporation (“Qualmark” or “the Company”) was organized in July 1991 as a Colorado limited liability company and was later incorporated in March 1992 in Colorado. The Company completed its initial public offering in April 1996.
HALT/HASS Business Segment (“HALT/HASS”):
Qualmark designs, manufactures, and markets proprietary equipment that rapidly and efficiently expose product design and manufacturing-related defects for the purpose of improving product quality and reliability. The Company’s high performance physical stress equipment supports significant improvements in the process of Design Verification Testing (“DVT”) and Environmental Stress Screening (“ESS”). DVT is the process by which electronic product manufacturers ensure their products perform within the previously determined operating ranges (commonly known as “specifications”). ESS is the testing process used by these same manufacturers to expose production-related defects.
Qualmark’s equipment allows manufacturers to determine the true operating limits of their products. This gives manufacturers the necessary information to reduce design costs, improve product reliability, shorten time to market, reduce warranty costs, and extend warranty periods. The Company’s equipment is used by manufacturers in a wide range of industries to perform highly accelerated stress testing on products such as circuit boards, personal computers, monitors, flight navigation systems, cellular telephones, LAN/WAN equipment and consumer electronics.
Qualmark evolved from a business manufacturing and marketing its proprietary OVS (Omni-axial Vibration System) or Typhoon (“Typhoon”) equipment to a full service organization offering HALT (Highly Accelerated Life Test) and HASS (Highly Accelerated Stress Screen) test services as well. The Company operates a network of test centers, known as Accelerated Reliability Test Centers (“ARTC”), which provide comprehensive HALT and HASS test and support services to industry. These services include accelerated reliability improvement test services (HALT and HASS) using Qualmark’s OVS physical stress equipment performed either in the ARTC test centers or at the customer’s site.
Qualmark currently operates two test centers located in the metropolitan areas of Denver, Colorado and Boston, Massachusetts. The Company also utilizes three domestic strategic agreements with large testing companies in Huntington Beach, California, Detroit, Michigan, and Huntsville, Alabama. In addition, the Company has established strategic agreements with IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning, the Swedish Institute of Production Engineering and MB Electronique to operate testing centers in Netherlands, Italy, Sweden and France. As domestic or international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.
Electrodynamic Business Segment (“ED”):
On November 15, 2004, Qualmark completed the asset acquisition of Connecticut based ACG Dynamics Inc. (“ACG”) an electro-dynamic shaker service company. ACG is headquartered in West Haven, Connecticut and is a leader in supplying electrodynamic systems, components, and service to the worldwide vibration test equipment market. Qualmark formed a separate wholly-owned subsidiary, Qualmark ACG Corporation (“Qualmark ACG”), to acquire substantially all assets subject to certain liabilities of ACG. Qualmark ACG provides turn-key vibration testing systems consisting of factory rebuilt/upgraded electrodynamic systems, new Qualmark ACG built solid state power amplifiers and new digital vibration controllers.
The accompanying notes are an integral part of these consolidated financial statements.

On December 13, 2005, Qualmark completed an asset purchase with SatCon Power Systems, Inc. (“SatCon”) of Boston, Massachusetts whereby it purchased certain assets and assumed certain liabilities of SatCon related to its Ling Electronics (“Ling”) Shaker and Amplifier business operations. SatCon is a division of SatCon Technology Corporation, which was founded in 1986. Qualmark formed a separate wholly-owned subsidiary, Qualmark Ling Corporation (“Qualmark Ling”), to assume all acquired assets and assumed liabilities of Ling. Immediately following the acquisition, the Company moved all purchased assets from Massachusetts to its Connecticut facility and began operations. The Company combined ACG and Ling into one reporting business unit, ED, which provide a full complement of new and refurbished electrodynamic systems, parts and service.
BASIS OF PRESENTATION
The consolidated financial statements include Qualmark and its wholly-owned subsidiaries, Qualmark ACG and Qualmark Ling. All significant intercompany accounts and transactions have been eliminated in consolidation.
CASH AND CASH EQUIVALENTS
Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. The Company is not exposed to a concentration of credit risk as it relates to specific industries, as its customers are not heavily concentrated in any specific industry. During 2006 and 2005, one customer comprised approximately 19% and 13%, respectively, of the Company’s HALT/HASS revenue. The revenue was all recorded in the Company’s HALT/HASS segment. The Company was not dependent on any single industry segment for its revenues.
INVENTORIES
Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out method. The cost of inventories includes materials, direct labor and manufacturing overhead.
PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements and equipment under capital leases is provided over the shorter of the asset’s useful life or the lease term and is included in depreciation expense. Maintenance and repairs are expensed as incurred and improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Indefinite-lived intangible assets consist of the Ling trade name and trademark. Goodwill and indefinite-lived assets are tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. At December 31, 2006 and 2005, management believes that no impairment has occurred
The accompanying notes are an integral part of these consolidated financial statements.

LONG-LIVED ASSETS
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. At December 31, 2006 and 2005, management believes that no impairment has occurred.
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
ADVERTISING EXPENSE
The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2006 and 2005 was not significant.
INCOME TAXES
The current provision or benefit for income taxes includes amounts that represent actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. At December 31, 2006, the Company has a deferred tax asset of $1,373,000. The recognition of this asset was based on the financial results of the current and proceeding years as well as the estimated budgeted financial results for 2007. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance may be required with a corresponding charge against income. (Note 8).
PRODUCT WARRANTIES
Provision for anticipated warranty costs is recorded at the time the sale is recognized. The provision is based on historical warranty experience. In 2006 and 2005, the Company offered a one-year parts and limited labor warranty on all new chambers, and sells an equipment service contract for an additional one-year extended service warranty (Note 7).
FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, and customer deposits approximate their fair values. The carrying amount of long-term debt approximates its fair value due to variable rates.
The accompanying notes are an integral part of these consolidated financial statements.

The fair value of a letter of credit issued in conjunction with the new lease agreement (Note 7) approximates the fees paid to obtain it.
EARNINGS PER SHARE
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive, and therefore, basic and diluted earnings per share would be the same.
The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

	Years Ended
	December 31,
	2006	2005
BASIC:
Net income	$1,151	$2,088
Accretion of redeemable preferred stock	(156)	(264)
Preferred stock dividends	(183)	(230)

Net income applicable to common shareholders-basic	$812	$1,594

Weighted average shares outstanding — basic	5,981	4,266

Net income per share — basic	$0.14	$0.37

DILUTED:
Net income	$1,151	$2,088
Interest expense from convertible debt	75	80

Net income applicable to common shareholders-diluted	$1,226	$2,168

Weighted average shares outstanding — basic	5,981	4,266
Dilutive securities	4,777	4,585

Weighted average shares outstanding — diluted	10,758	8,851

Net income per share — diluted	$0.11	$0.25

Options to purchase 124,000 shares of common stock (calculated using the treasury stock method), 772,000 preferred shares (4,051,000 if converted into common shares), (Note 9), and 602,000 shares underlying convertible debt, (Note 6) were included in the dilutive calculation for the year ended December 31, 2006.
Options to purchase 242,000 shares of common stock (calculated using the treasury stock method), 713,000 (3,741,000 if converted to common shares), (Note 9) preferred shares, and 602,000 shares underlying convertible debt, (Note 6) were included in the dilutive calculation for the year ended December 31, 2005.
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
The accompanying notes are an integral part of these consolidated financial statements.

SHIPPING AND HANDLING FEES AND COSTS
The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred as cost of sales.
COMPREHENSIVE INCOME
For the years ended December 31, 2006 and 2005, comprehensive income equaled net income.
RECLASSIFICATIONS
Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of AFAS 123R. Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.
Prior to January 1, 2006, SFAS No. 123 allowed companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in APB 25. Prior to the adoption of SFAS 123R, the Company had chosen to continue to account for employee stock-based compensation using APB 25, and accordingly, no compensation expense had been recognized for options granted at fair market value. Had compensation cost for the Company’s stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company’s results would have been changed to the pro forma amounts indicated below (in thousands, except in per share amounts):

Year Ended
December 31, 2005
Net income applicable to common shareholders	$1,594
ADD: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
DEDUCT: Total stock-based employee compensation expense determined under fair value based method for all awards, including awards issued in prior periods which vested in the current periods, net of related tax effects	(186)

Pro forma net income	$1,408

Income per share:
Basic — as reported	$0.37

Diluted — as reported	$0.25

Basic — pro forma	$0.33

Diluted — pro forma	$0.22

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting
The accompanying notes are an integral part of these consolidated financial statements.

for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.
In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.
2. INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$2,098	$2,368
Work in process	250	496
Finished goods	370	276
Less: Reserve for obsolescence	(194)	(252)

	$2,524	$2,888

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.
During the fourth quarter of 2006, the Company completed its evaluation of fair values of the assets acquired and liabilities assumed of Ling. Based on the final information obtained during the allocation period (within one year from the date of purchase), the Company reduced the fair value inventory acquired (raw materials) and increased the fair value of intangible assets acquired by $361,000, respectively (Note 15).
The accompanying notes are an integral part of these consolidated financial statements.

3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$2,076	$2,237
Furniture and fixtures	107	118
Leasehold improvements	216	387
Software	164	153

	2,563	2,895
Less: Accumulated depreciation and amortization	(1,776)	(1,973)

	$787	$922

Depreciation expense was approximately $266,000 and $231,000 for the years ended December 31, 2006 and 2005, respectively.
4. INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
Ling Electronics trade name/symbol (indefinite life)	849	488
ACG Dynamics customer list (5 year life)	152	152
ACG Dynamics non compete (2 year life)	74	74
Copyright, patents, and trademarks (2 to 20 year life)	402	400
CE Certification (4 year life)	64	63
Other intangibles (3 to 5 year life)	61	47

	1,602	1,224
Less: Accumulated amortization	(590)	(496)

	$1,012	$728

Amortization expense was approximately $94,000 and $91,000 for the years ended December 31, 2006 and 2005, respectively. Estimated amortization expense for future years is as follows (in thousands:

Year ended
December 31,
2007	$71
2008	58
2009	34

$163

5. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued warranty (Note 7)	$187	$294
Accrued employee related	322	373
Accrued bonus	66	156
Other	107	196

	$682	$1,019

The accompanying notes are an integral part of these consolidated financial statements.

6. INDEBTEDNESS
The Company’s commercial borrowings consist of two term loans, a revolving line of credit and a convertible subordinated debt agreement.
Term Loans and Revolving Line of Credit:
On November 9, 2004 the Company refinanced its existing Credit Agreement and entered into a new credit facility (the “Credit Facility”) with Silicon Valley Bank (the “Commercial Bank”). The Credit Facility consists of a $750,000, three-year term loan (“Term Loan”) payable with monthly payments of $20,800 and a $1,500,000, one-year revolving line of credit (renewed through February 29, 2008). The interest rate for the revolving line of credit is set at a per annum rate of 1% over the Prime Rate (“Prime”) with a minimum interest rate of 5.5%. At December 31,2006, the interest rate on the revolving line was 9.25%. The interest rate for the Term Loan is set at a per annum rate of interest equal to the sum of (a) the U.S. treasury note yield to maturity for a 36 month term as quoted in the Wall Street Journal, plus (b) 375 basis points, or 3.75%, with a minimum interest rate of 6.5% per annum. Both the revolving credit line and term loan under the Credit Facility are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of December 31, 2006, there was $400,000 of availability on the line of credit. The amount outstanding under the Term Loan at December 31, 2006 was $246,000.
On December 8, 2005, the Company entered into an additional Loan Agreement (the “Loan Agreement”), with the Commercial Bank in order to finance the acquisition of the assets acquired from SatCon. The Loan Agreement provides for a term loan in the amount of $2 million to be in addition to the Company’s existing term loan under the Credit Facility originally in the amount of $750,000. The term of the Loan Agreement is 36 months, with monthly principal payments of $56,000. The loan initially bears interest at a rate of 3.5% per annum plus the 36 month U.S. Treasury rate fixed at the time of each advance, which yields a current rate of 8.0%. The Loan Agreement provides for a termination fee of 3% at one to 12 months, 2% in months 13 to 24 and 1% in months 25 to 36. A one time pre-payment of up to $500,000 is allowed with no early termination fee. The amount outstanding under the Loan Agreement at December 31, 2006 was $1,333,000.
Convertible Debt:
On, November 11, 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement (“Convertible Debt”) with an affiliate of the Commercial Bank (the “Debt Holder”). The Convertible Debt initially bears interest at a rate of 8% per annum and is subordinate to the Credit Facility with the Commercial Bank. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company’s common stock over the preceding 20 trading day period exceeds $1.66. The interest rate at December 31, 2006 was 6.63%. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the Debt Holder’s option, into common stock of the Company at a fixed price of $1.66 per share (the “Conversion Price”) (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company’s common stock has traded at $4.98 for 20 consecutive days.
On December 12, 2005, the Company entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with the Convertible Debt holder, to modify certain existing loan documents. The Loan Modification Agreement provided that the $2,000,000 proceeds received from the Loan Agreement on December 8, 2005 be used exclusively to acquire the assets of Ling from SatCon. The Loan Modification Agreement further provided that a cash deposit of $350,000 was made with the Convertible Debt holders as additional security for the obligations under the pre-existing loan agreement, which the Company has recorded as other long-term assets on the Consolidated Balance Sheet. The deposit does not bear interest and at the maturity date of the loan, shall be applied to the outstanding obligations or shall be returned to the Company if the Convertible Debt is converted. The Loan Modification Agreement finally provides that monthly interest payments will be paid quarterly in common stock of the Company rather than cash as long as the preferred stock investor receives dividends payable in preferred stock
The accompanying notes are an integral part of these consolidated financial statements.

(Note 9). On March 1, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company’s common stock. The amount outstanding under the Convertible Debt is $960,000 at December 31, 2006.
On February 20, 2007, Company entered into an additional Convertible Debt agreement (“Additional Convertible Debt”) with the existing Debt Holder of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000 which was disbursed in its entirety on February 21, 2007. The proceeds were used to pay off the remaining balance on the Term Loan, which totaled $203,000 at February 21, 2007, and pay $297,000 of the Loan Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the Commercial Bank. The Additional Convertible Debt agreement shall bear interest at a rate of 8% per annum, which will be payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a price of $1.50 per share at any time prior to the maturity date.
The Company’s average interest rate on all commercial borrowings for the years ended December 31, 2006 and 2005, was 8.38% and 7.01%, respectively.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Facility and Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Facility or Convertible Debt. As of December 31, 2006, the Company was not in compliance with certain financial covenants pertaining to the Credit Facility. In March 2007 the Company executed the Fifth Amendment to Loan Agreement, which, among other things, waived all financial covenant defaults existing at December 31, 2006 and refinanced the Loan Agreement. The Commercial Bank also waived all financial covenant defaults through February 28, 2007. As a result of the waiver obtained subsequent to December 31, 2006, the Company has recorded only the outstanding principal due on the Credit Facility within the next twelve months as current at December 31, 2006.
As required by the Credit Facility and Convertible Debt, the Company will make total monthly principal payments of $36,000 on the Term Loan during 2007. The Company has also determined that, during 2007, draws on the revolving line of credit will be made based on operational cash flow needs or growth based initiatives.
The following represents future amounts payable at December 31, 2006 (in thousands):

Year ended
December 31,
2007	$913
2008	667
2009 (November)	960

$2,540

7. COMMITMENTS AND CONTINGENCIES
Leases:
The Company leases office space, and operating facilities under operating lease arrangements. Certain of the operating lease agreements are subject to renewal and escalation clauses. Future minimum lease payments consist of the following at December 31, 2006 (in thousands):

Operating
Leases
Year ended December 31,
2007	$262
2008	238
2009	184
2010	77

$761

The accompanying notes are an integral part of these consolidated financial statements.

Rent expense for the years ended December 31, 2006 and 2005 was approximately $401,000 and $489,000, respectively.
The future minimum lease payments above include a seven year lease entered into by the Company on December 31, 2002 with a third party for a new corporate facility in Denver, Colorado. The lease commenced on April 1, 2003. In connection with this lease the Company has $90,000 in restricted cash used to secure an irrevocable standby letter of credit in the amount of $90,000 (the “LOC”) with the lessor. The LOC is used as collateral for certain initial tenant improvements to this facility. The LOC had an initial expiration date of July 31, 2004, but has been extended through July 31, 2007. The LOC can be extended on a yearly basis through July 31, 2009.
Product warranty costs:
The following is a reconciliation of the changes in the Company’s product warranty liability during the years ended December 31, 2006 and 2005 (in thousands):

	Years Ended
	December 31,
	2006	2005
Balance, January 1	$294	$172
Warranty expenditures	(138)	(144)
Ling warranty costs (Note 15)	—	106
Provision for warranty costs	31	160

Balance, December 31	$187	$294

8. INCOME TAXES
Income tax (benefit) expense consists of the following (in thousands):

	Years Ended
	December 31,
	2006	2005
Current tax expense (benefit)
Federal	$44	$29
State	—	—

	44	29
Deferred tax expense (benefit)
Federal	337	464
State	53	67

	390	531

Decrease in valuation allowance	(525)	(1,311)

	$(91)	$(751)

For 2006, income tax expense (benefit) includes approximately $571,000 resulting from the utilization of NOL carryforwards. A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

	Years Ended December 31,
	2006		2005
	Amount	%	Amount	%
Computed “expected” tax	$360	34.0%	$455	34.0%
State income taxes, net of Federal income tax effect	53	5.0%	67	5.0%
Decrease in valuation allowance	(525)	(49.5)%	(1,311)	(98.1)%
Nondeductible expenses and other	(23)	(2.2)%	9	0.7%
AMT tax	44	4.1%	29	2.2%

	$(91)	(8.6)%	$(751)	(56.2)%

The accompanying notes are an integral part of these consolidated financial statements.

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$995	$1,566
Accrued liabilities	144	169
Allowance for doubtful accounts	20	20
Inventory reserves	76	21
Amortization of intangibles	60	74
263A adjustment	113	33
Stock-based compensation	58	—

Total deferred tax assets	1,466	1,883
Valuation allowance	—	(525)

Net deferred tax assets	1,466	1,358

Deferred tax liabilities:
Goodwill	(58)	(31)
Depreciation and amortization of property and equipment	(35)	(74)

Total deferred tax liabilities	(93)	(105)

Net deferred tax asset	$1,373	$1,253

As of December 31, 2006, the Company had a net operating loss (“NOL”) carryforward of approximately $2,553,000 which is available to offset future taxable income, if any through 2023. The ultimate realization of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.
9. PREFERRED STOCK

	SERIES B		SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, January 1, 2005	683,967	$1,500,000	1,198	$799,000
Earned and issued dividends	56,769	127,000	99	103,000
Accretion of redemption feature on preferred stock and warrants	—	—	—	264,000
Balance, January 1, 2006	740,736	1,627,000	1,297	1,166,000

Earned and issued dividends	68,740	83,000	126	73,000
Accretion of redemption feature on preferred stock and warrants	—	—	—	183,000
Conversion of preferred stock to common stock	(809,476)	(1,710,000)	(1,423)	(1,422,000)
Balance, December 31, 2006	—	—	—	—
Preferred Stock — Series B (“Series B preferred stock”)
Conversion — On August 11, 2006, the holder of the Series B preferred stock elected to convert all of the outstanding Series B preferred shares into common shares. This resulted in 809,476 Series B preferred shares converting into 1,887,607 common shares, at the conversion rate of $0.922 per share and conversion ratio of 2.332 to 1.0.
The accompanying notes are an integral part of these consolidated financial statements.

Dividends — The Series B preferred stock accrued dividends at 8% per annum. During the year ended December 31, 2006 and 2005, $83,000 and $127,000 of dividends were accrued, respectively. On July 12 and August 11 of 2006, the Company made its final dividend payments (in kind) totaling 38,612 Series B preferred shares at the liquidation price of $2.15 per share of $83,000.
Preferred Stock — Series C (“Series C preferred stock”)
Conversion – On August 28, 2006, the holder of the Series C preferred stock elected to convert all of the outstanding Series C preferred shares into common shares (the “Series C Conversion Date”). This resulted in 1,423 Series C preferred shares converting into 2,374,437 common shares, at the conversion rate of $0.5993 per share and conversion ratio of 1,668.61 to 1.0. The applicable conversion terms resulted in a beneficial conversion feature which was accreted to the Series C Conversion Date. The accretion recorded for the years ended December 31, 2006 and 2005 was $183,000 and $148,000, respectively.
Dividends — The Series C preferred stock accrued dividends at 8% per annum. During the year ended December 31, 2006 and 2005, $73,000 and $103,000 of dividends were accrued, respectively. On July 12 and August 28 of 2006, the Company made its final dividend payments (in kind) totaling 73 Series C preferred shares at the liquidation price of $1,000 per share of $73,000.
10. STOCK WARRANTS AND OPTIONS
OPTIONS
The Company has three stock option plans, the 1993 Stock Option Plan (the “1993 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 2005 Stock Option Plan (the “2005 Plan) (collectively, the “Plans”). In January 2006, the 1993 and 1996 Plan’s expired, and as such, no additional options may be issued from such Plans. Under the 2005 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 2005 Plan must be at least 100% of the fair market value of the Company’s stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. Aggregate common shares of 300,000 are reserved for issuance under the 2005 Plan. Shares forfeited can be reissued under the 2005 Plan. Options issued under the 2005 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 33.3% per year for employees and immediate to 33.3% per year for directors and generally expire up to ten years from the date of grant.
SFAS 123R requires cash flows from tax benefits for deductions in excess of compensation costs recognized for share based payment awards to be classified as financing cash flows. This excess amount was $14,000 for the year ended December 31, 2006.
In the twelve months ended December 31, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $114,000, reduced net income by $114,000 and basic net income per share by $0.02. The stock option compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.
The weighted average fair value of stock options at the date of grant during the years ended December 31, 2006 and 2005 was $1.03 and $2.17, respectively. For the year ended December 31, 2006, stock-based compensation expense includes compensation expense for share based payment awards granted prior to, but not yet vested as of December 31, 2005. Share-based payment awards issued but not yet vested as of December 31, 2005 were valued in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. SFAS 123R requires forfeitures of share based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if
The accompanying notes are an integral part of these consolidated financial statements.

actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006 was 47%. The Company used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2006 and 2005:

	Years Ended
	December 31
	2006	2005
Expected life	5 years	3 years
Volatility	125 - 129%	100 - 129%
Risk-free interest rate	4.45 - 4.99%	2.50 - 3.50%
Dividend yield	0%	0%
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
A summary of stock option activity for the years ended December 31, 2006 and 2005 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual	Aggregate
	Option	Price	Life	Intrinsic Value
Outstanding at January 1, 2005	740,450	$1.84
Granted	62,000	2.37
Exercised	(38,375)	0.95
Forfeited	(11,700)	4.04
Outstanding at December 31, 2005	752,375	1.86

Granted	222,500	1.80
Exercised	(34,165)	0.89
Forfeited	(79,350)	1.90

Outstanding at December 31, 2006	861,360	$1.84	4.19 years	$333,000

Exercisable at December 31, 2006	609,790	$1.32	3.89 years	$255,000

The total fair value of stock options that vested during the years ended December 31, 2006 and 2005 was $41,000 and $158,000, respectively. The weighted average grant date fair value of options issued during the years ended December 31, 2006 and 2005 was $347,000 and $77,000, respectively.
At December 31, 2006 and 2005, options were exercisable with respect to 609,790 and 652,162 shares, respectively, with exercise prices ranging from $0.60 to $5.69 and $0.60 and $5.69, respectively, and a weighted average exercise price of $1.84 and $1.86, respectively. As of December 31, 2006 and 2005 the weighted average contractual life was 4.19 and 4.53 years, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of options as of December 31, 2006:

			Weighted Average
	Number of Shares	Weighted Average	Remaining Contractual
Exercise Price Range	Outstanding	Exercise Price	Life
$0.60 - $1.44	256,180	$1.05	4.46
$1.50 - $1.85	315,930	$1.67	3.13
$2.00 - $5.69	289,250	$2.70	5.11

	861,360	$1.84	4.19

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the period ended December 31, 2006 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Nonvested at January 1, 2006	100,213	$1.49
Granted	222,500	1.80
Vested	(32,201)	1.27
Forfeited	(38,942)	1.69

Nonvested at December 31, 2006	251,570	$1.76

As of December 31, 2006, there was $200,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3 years.
WARRANTS
In connection with the issuance of the Series C preferred stock transaction, the holder received warrants to purchase 417,153 shares of the Company’s common stock. The exercise price of the warrants is $1.265 with a term of five years during which they can be exercised. The value of the warrants issued was estimated to be $259,000. The fair value the warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero; expected volatility of 100%; risk-free interest rate of 3.00%; and an expected term of five years.
The warrants have been recorded as an increase to common stock, and were being accreted to the earliest date the Series C preferred stockholder could elect the option to redeem the Series C preferred stock. On July 29, 2005, the warrant holder elected a cashless exercise of its 417,153 warrants, which resulted in a net share issuance of 220,983 to the warrant holder. As a result of the exercise of all of the warrants, the remaining unamortized value allocated to the warrants was fully accreted as a reduction to net income available to common shareholders during the year ended December 31, 2005. The accretion recorded for the year ended December 31, 2006 and 2005 was zero and $116,000, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Stock warrant transactions during 2005 are summarized below (there were no stock warrant transactions during 2006):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2005	442,153	$1.26
Granted	—	—
Exercised	(442,153)	1.26
Forfeited	—	—

Outstanding at December 31, 2005	—	$—

11. COMMON STOCK
During the year ended December 31, 2006, the Company issued 34,165 shares of common stock for the exercise of employee stock options totaling $30,000 at an average exercise price of $0.88 and issued 41,351 shares of common stock for a payment in kind of interest expense totaling $75,000 to the Convertible Debt Holder at an average price of $1.81. On August 11, 2006, the holder of the Series B preferred stock elected to convert all of the outstanding Series B preferred shares into common shares. This resulted in 809,476 Series B preferred shares converting into 1,887,607 common shares, at the conversion rate of $0.922 per share and conversion ratio of 2.332 to 1.0. On August 28, 2006, the holder of the Series C preferred stock elected to convert all of the outstanding Series C preferred shares into common shares. This resulted in 1,423 Series C preferred shares converting into 2,374,437 common shares, at the conversion rate of $0.5993 per share and conversion ratio of 1,668.61 to 1.0. During the year ended December 31, 2006, the Company issued 24,096 shares of common stock upon the conversion of $40,000 of the Convertible Debt instrument at an exercise price of $1.66.
12. PROFIT SHARING PLAN
The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. Participants vest in employer contributions at a rate of 20% per year over five years. Effective July 1, 2004, the plan allowed for company matching contributions of $0.13 for every $1.00 invested by the employee in the program, limited to the first $10,000 contributed by the employee. Employer contributions are made quarterly. During each of the years ended December 31, 2006 and 2005, the Company made contributions of $21,000.
13. SEGMENT INFORMATION
During 2005, the Company operated in three reportable segments; testing equipment manufacturing, Accelerated Reliability Test Centers (“ARTC”), and Electrodynamic Vibration (“ED”) manufacturing. Beginning in 2006, the Company has consolidated its testing equipment manufacturing and ARTC business segments into one reportable segment, HALT/HASS (“HALT/HASS”), due to ARTC’s non-material stand alone revenues (which are less than 10% of total consolidated revenues). The HALT/HASS segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and operates service centers where vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.
The accounting policies for these segments are the same as those described in Note 1 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.
The accompanying notes are an integral part of these consolidated financial statements.

The tables below summarize information about reported segments (in thousands). Information for 2005 has been restated to conform with 2006 segment composition.

	HALT/HASS	ED	Corporate	Total
YEAR ENDED DECEMBER 31, 2006
Sales	$13,366	$3,061	$—	$16,427
Gross profit	6,227	731	—	6,958
Capital expenditures	147	59	—	206
Goodwill	—	1,057	—	1,057
Total assets	7,913	4136	—	12,049
Depreciation and amortization	207	153	—	360
Income tax benefit	—	—	91	91
Interest expense	—	5	336	341
Interest income	—	—	22	22
OTHER SIGNIFICANT NON-CASH ITEMS
Redeemable preferred stock dividends declared	—	—	156	156
Accretion of redeemable preferred stock	—	—	183	183

YEAR ENDED DECEMBER 31, 2005
Sales	$12,613	$2,232	$—	$14,845
Gross profit	6,149	552	—	6,701
Capital expenditures	240	48	—	288
Goodwill	—	1,057	—	1,057
Total assets	7,575	3,965	—	11,540
Depreciation and amortization	252	85	—	337
Income tax benefit	—	—	751	751
Interest expense	—	96	55	151
Interest income	—	—	11	11
OTHER SIGNIFICANT NON-CASH ITEMS
Redeemable preferred stock dividends declared	—	—	230	230
Accretion of redeemable preferred stock	—	—	264	264
The following information is by geographic area (in thousands):

	United			Asia	Middle
	States	Mexico	Europe	Pacific	East	Other	Total
YEAR ENDED DECEMBER 31, 2006
Sales	$10,000	—	$1,516	$4,658	$81	$172	$16,427
Long-lived assets, net	3,265	—	55	—	—	—	3,320
YEAR ENDED DECEMBER 31, 2005
Sales	$8,324	—	$2,722	$3,799	—	—	$14,845
Long-lived assets, net	3,163	—	57	—	—	—	3,220
International sales are based on where the products were shipped and where ARTC services were rendered.
14. LEGAL MATTERS
On March 10, 2003, the Company, a former employee, and ASQ Quality Press were served with a complaint in U.S. District Court in Denver, Colorado from Gregg Hobbs (“Hobbs”) alleging (i) infringement of copyrights purportedly owned by Hobbs, in violation of the Copyright Act, 17 U.S.C. Sec. 101, (ii) false designation of origin and false or misleading representation in commerce under Sec. 43(a) of the Lanham Act, 15 U.S.C. Sec 1125(a), and (iii) common law unfair competition. The Company filed an answer on March 31, 2003, which denied all allegations of the complaint and on June 23, 2003 the Company asserted a counter-claim against Hobbs seeking damages for copyright infringement, alleging that Hobbs had sold all of his HALT and HASS related intellectual property to the Company in 1994 for valuable consideration. On November 3, 2003 the Company filed a motion for partial summary judgment, and on May 21, 2004, the Company filed a motion for leave to supplement its motion for summary judgment. On June 19, 2004, the Judge granted the Company’s motion for summary judgment, finding that Hobbs had sold the copyrighted material to the Company for valuable consideration in 1994 and the Court issued an order that Hobbs must pay Qualmark’s legal fees and costs based on a finding that Hobbs’ case was frivolous and his legal positions were not reasonable. The Company submitted an application for fees and costs
The accompanying notes are an integral part of these consolidated financial statements.

totaling $243,000. Hobbs has opposed the application for fees, which the U.S. District Court Judge has not yet ruled on. Hobbs also appealed the grant of summary judgment in favor of the Company to the United States Court of Appeals for the 10th Circuit. The appeal was fully briefed by all parties and oral argument was held on January 13, 2005 before a three judge panel of the Court of Appeals. In an Order and Judgment dated March 11, 2005, the Court of Appeals panel unanimously affirmed the decision of the District Court, stating that it agreed with the District Court that summary judgment was appropriate with respect to ownership of the copyrights, that the Copyright Act preempts Hobbs’ claims under the Lanham Act and state unfair competition law and that the District Court did not abuse its discretion in awarding attorneys’ fees to Qualmark. The Court of Appeals also denied Hobbs’ motion for permission to file a short rebuttal to supplement oral argument. There is no assurance that Hobbs will not request reconsideration of the three Judge panel’s decision by the full Court of Appeals or seek review by the United States Supreme Court. However, were he to do so, the Company believes his prospects for success would be minimal. The Company does expect that the U.S. District Court Judge will now rule on the pending application for fees and costs.
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
15. ASSET ACQUISITION
LING ELECTRONICS (LING)
On December 13, 2005, Qualmark Ling entered into an asset purchase agreement with SatCon to purchase substantially all of the assets, subject to certain liabilities, of SatCon related to its Ling Shaker and Amplifier business operations (“Ling Agreement”). The results of Ling’s operations have been included in the consolidated financial statements since that date. Ling is a manufacturer of vibration, shock and high intensity sound environmental test systems and fixtures. The acquisition allows the Company to expand its electrodynamic vibration manufacturing capabilities and offer a full compliment of electrodynamic systems, parts and service.
The Ling Agreement provided that on December 13, 2005, SatCon deliver to the Qualmark all of the assets used in its Ling Shaker and Amplifier business, subject to certain liabilities, in exchange for cash in the total amount of $2,325,000.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Inventory	$1,639
Property and equipment	68
Vendor tooling	240
Intangible assets	488

Total assets acquired	2,435
Current liabilities assumed	(110)

Net assets acquired	$2,325

During the fourth quarter of 2006, the Company completed its evaluation of fair values of the assets acquired and liabilities assumed of Ling. Based on the final information obtained during the purchase price allocation period
The accompanying notes are an integral part of these consolidated financial statements.

(within one year from the date of purchase), the Company reduced the fair value inventory acquired and increased the fair value of intangible assets acquired by $361,000, respectively.
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Inventory	$1,278
Property and equipment	68
Vendor tooling	240
Intangible assets	849

Total assets acquired	2,435
Current liabilities assumed	(110)

Net assets acquired	$2,325

The accompanying notes are an integral part of these consolidated financial statements.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Certificate of Designation for Series A Preferred Stock.(5)

3.4	Amended Certificate of Designation for Series A Preferred Stock.(5)

3.5	Statement of Change of Registered Agent.(5)

4.1	Form of Certificate for Shares of Common Stock.(1)

4.6	Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1	Qualmark Corporation 1993 Incentive Stock Option Plan.(1)

10.2	Qualmark Corporation 1996 Stock Option Plan.(3)

10.3	Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)

10.4	Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)

10.5	Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.8	Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.11	Loan and Security Agreement dated April 30, 1996, by and between Qualmark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)

10.12	Loan and Security Agreement dated December 22, 1998, by and between Qualmark Corporation and U.S. Bank National Association.(4)

10.13	Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between Qualmark and U.S. Bank National Association.(4)

10.14	Second Amendment to Loan Agreement dated August 23, 1999 by and between Qualmark and U.S. Bank National Association.(5)

10.15	Settlement Agreement dated August 30, 1999 by and among Qualmark Corporation and Screening Systems, Inc.(5)

10.16	Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17	Third Amendment to Loan Agreement dated March 31, 2000 by and between Qualmark and U.S. Bank National Association.(6)

10.18	Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

10.19	Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between Qualmark and U.S. Bank National Association.(8)

10.20	Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between Qualmark and U.S. Bank National Association.(9)

10.21	Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between Qualmark and U.S. Bank National Association. (10)

10.22	Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

10.23	Series C Preferred Stock Certificate of Designations (11)

10.24	Series B Preferred Stock Certificate of Designations (11)

10.25	Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between Qualmark and U.S. Bank National Association.(12)

10.25(b)	Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between Qualmark and U.S. Bank National Association(13)

10.26	Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

10.26(b)	Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)

EXHIBIT
NUMBER	DESCRIPTION
10.27	Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between Qualmark and U.S. Bank National Association. (14)

10.28	Settlement Agreement and Payment Schedule dated February 13, 2004, by and between Qualmark Corporation and Gregg K. Hobbs. (14)

10.29	Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between Qualmark and U.S. Bank National Association.(15)

10.30	Loan and Security Agreement dated November 9, 2004 by and between Qualmark and Silicon Valley Bank (16)

10.31	Loan and Security Agreement dated November 11, 2004 by and between Qualmark and Partners for Growth (17)

10.32	Asset Purchase Agreement dated November 12, 2004 by and between Qualmark and ACG Dynamics, Inc. (17)

10.33	Loan and Security Agreement dated December 8, 2005 by and between Qualmark and Silicon Valley Bank (18)

10.34	Amendment to Loan and Security Agreement dated December 12, 2005 by and between Qualmark and Partners for Growth (18)

10.35	Asset Purchase Agreement dated December 13, 2005 by and between Qualmark and SatCon Technology.(18)

10.36	Loan and Security Agreement dated February 20, 2007 by and between Qualmark and Partners for Growth

10.37	Fifth Amendment to Loan and Security Agreement dated March 13, 2006 by and between Qualmark and Silicon Valley Bank

14	Director and Officer Code of Ethics (14)

23.1	Consent of GHP Horwath, P.C.

31.1	CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement No. 333-1454-D on Form SB-2.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3)	Incorporated by reference from the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4)	Incorporated by reference from the Company’s Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.