Form 10QSB
period 2007-03-31
QUALMARK CORP
filed 2007-05-10
CIK 1006691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
The number of shares of no par value common stock outstanding at May 9, 2007 is 8,808,682.
     Transitional Small Business Disclosure Format (check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006
Net revenue	$3,607	$4,198
Cost of sales	2,012	2,429

Gross profit	1,595	1,769

Selling, general and administrative expenses	1,143	1,205
Research and development expenses	236	159

Income from operations	216	405

Other expense:
Interest, net	(68)	(73)

Income before income taxes	148	332

Income tax expense	(61)	(63)

Net income	$87	$269

Net income per share — basic	$0.01	$0.04

Net income per share — diluted	$0.01	$0.03

Weighted average number of common shares — basic	8,788,000	4,442,000

Weighted average number of common shares — diluted	8,872,000	9,298,000
The accompanying notes are an integral part of the consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$883	$1,179
Trade accounts receivable, net of allowance for doubtful accounts of $50 for each period	3,197	3,420
Inventories, net	2,843	2,524
Current deferred tax assets, net	943	943
Other current assets	263	143

Total current assets	8,129	8,209
Property and equipment, net	759	787
Restricted cash	90	90
Goodwill	1,057	1,057
Intangible assets	1,037	1,012
Non-current deferred tax assets, net	369	430
Other assets	477	464

	$11,918	$12,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$742	$719
Accrued expenses	675	682
Deferred revenue	38	18
Current portion of long-term debt	413	913
Revolving line of credit	1,014	1,100

Total current liabilities	2,882	3,432
Deferred revenue and other	23	29
Long-term debt	1,819	1,627

Total liabilities	4,724	5,088

Commitments and contingencies
Shareholders’ equity:
Common stock; no par value; 15,000,000 shares authorized; 8,792,256 shares (2007) and 8,779,362 shares (2006) issued and outstanding	10,555	10,409
Accumulated deficit	(3,361)	(3,448)

Total shareholders’ equity	7,194	6,961

	$11,918	$12,049

The accompanying notes are an integral part of the consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance January 1, 2007	8,779,362	$10,409	$(3,448)	$6,961

Common stock issued for interest on convertible debt	12,394	19	—	19
Options exercised	500	1	—	1
Beneficial conversion feature on convertible debt and interest	—	101	—	101

Stock-based compensation expense	—	25	—	25
Net income	—	—	87	87

Balance March 31, 2007	8,792,256	$10,555	$(3,361)	$7,194

The accompanying notes are an integral part of the consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, AMOUNTS IN THOUSANDS)

	Three	Three
	months ended	months ended
	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities:
Net income	$87	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Change in provision for inventory allowance	(5)	5
Change in provision for accounts receivable allowance	—	(7)
Depreciation and amortization	82	100
Stock-based compensation expense	25	31
Loss on sale of assets	1	—
Amortization of debt discount	3	—
Deferred tax expense	61	61
Paid in kind (common stock) interest expense	19	22
Change in operating assets and liabilities:
Trade accounts receivable	223	(14)
Inventories	(314)	(22)
Other assets	(155)	(109)
Accounts payable and accrued expenses	13	(148)
Deferred revenue and other	17	(30)

Net cash provided by operating activities	57	158

Cash Flows From Investing Activities:
Purchase of Derritron Inc. assets	(40)	—
Acquisition of property and equipment	(18)	(32)

Net cash used in investing activities	(58)	(32)

Cash Flows From Financing Activities:
Issuance of common stock upon exercise of options	1	—
Proceeds from borrowings	500	—
Repayments on borrowings	(796)	(227)

Net cash used in financing activities	(295)	(227)

Net decrease in cash and cash equivalents	(296)	(101)
Cash and cash equivalents at beginning of period	1,179	529

Cash and cash equivalents at end of period	$883	$428

Supplemental Disclosure:
Interest paid	$59	$45
Income tax paid	$5	$30

Non cash Investing and Financing Activities:
Beneficial conversion feature on convertible debt	$100	$—
Conversion of convertible debt to common stock	$—	$40

Preferred stock dividends	$—	$60

Accretion of preferred stock	$—	$37
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
NOTE 1 — Financial Presentation and Significant Accounting Policies
Financial Presentation
These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and notes thereto as well as other information and analysis included in the Company’s Form 10-KSB for the year then ended.
The interim financial data for the three months ended March 31, 2007 and 2006 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the three months ended March 31, 2007 are not necessarily indicative of results for the remainder of 2007. Amounts at December 31, 2006 are derived from the Company’s audited consolidated financial statements.
Recent Accounting Pronouncements
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and no interest expense or penalties were recognized during the quarter.
Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Prior to our adopting SFAS 123R, the Company accounted for our stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

In the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $25,000 and $31,000, reduced provision for income taxes of $10,000 and $6,000, reduced net income by $15,000 and $25,000 and reduced basic net income per share by less than $.01 per share, respectively. The stock option compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
The Company did not grant any options during the first quarter of 2007. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2006:

	Three Months Ended
	March 31
	2006
Expected life	3	years
Volatility	129%
Risk-free interest rate	3.00%
Dividend yield	0%
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
     A summary of stock option activity for the three months ended March 31, 2007 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2007	861,360	$1.84
Granted	—	—
Exercised	(500)	0.60
Forfeited	—	—

Outstanding at March 31, 2007	860,860	$1.84	3.95 years	$333,000

Exercisable at March 31, 2007	609,290	$1.87	3.65 years	$255,000

The total fair value of stock options that vested during the three months ended March 31, 2007 and 2006 was zero and $9,000, respectively. The weighted average grant date fair value of options issued during the three months ended March 31, 2007 and 2006 was zero and $240,000, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the period ended March 31, 2007 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Nonvested at January 1, 2007	251,570	$1.76
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	251,570	$1.76

As of March 31, 2007, the Company had $152,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.
NOTE 2 — Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$2,181	$2,098
Work in process	226	250
Finished goods	625	370
Less: Allowance for obsolescence	(189)	(194)

	$2,843	$2,524

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.
NOTE 3 — Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Ling Electronics trade name/symbol (indefinite life)	$849	$849
ACG Dynamics customer list (5 year life)	152	152
ACG Dynamics non compete (2 year life)	74	74
Derritron Inc. technical drawings (10 year life)	20	—
Copyright, patents, and trademarks (2 to 20 year life)	402	402
CE Certification (4 year life)	64	64
Other intangibles (3 to 5 year life)	83	61

	1,644	1,602
Less: Accumulated amortization	(607)	(590)

	$1,037	$1,012

During the quarter ended March 31, 2007 the Company purchased the assets Derritron, Inc. which consisted of fixed assets and technical drawings for $40,000 cash. The purchase strengthens the Company's product offerings and develops deeper relationships with customers within the Company's market.

NOTE 4 — Borrowings
The Company’s commercial borrowings consist of a term loan with a revolving line of credit (“Credit Agreement”) and two convertible subordinated debt agreements (“Convertible Debt”), refer to the Company’s 2006 Form 10-KSB.
Credit Agreement
On March 13, 2007, the Company entered into the Fifth Amendment to a Loan and Security Agreement (“Fifth Amendment’) with its commercial bank. Among other things, the Fifth Amendment waived all financial covenant violations through January 31, 2007, reduced the financial covenant requirements, restructured the current term loan to extend the amortization period over a term of 24 months and increased the per annum interest rate to 9.75%. On April 2, 2007, the Company entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with its commercial bank, which further reduced the financial covenant requirements through May 31, 2007. Effective June 1, 2007, the financial covenant requirements will resume as previously established by the Fifth Amendment. As of March 31, 2007, the principal balance of the term loan was $869,000.
Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of March 31, 2007, there was $1,014,000 outstanding in borrowings and $400,000 of availability on the line of credit.
As required by the Credit Agreement, the Company is to make total monthly principal payments of $36,000 on the term loan during 2007. The Company has also determined that, during 2007, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
Convertible Debt
On February 20, 2007, the Company entered into an additional convertible debt agreement (“Additional Convertible Debt”) with the existing debt holder (“Debt Holder”) of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000, which was received on February 21, 2007. All of the proceeds were used to pay off a portion of the term loan within the Credit Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the commercial bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of March 31, 2007, the principal balance (net of a debt discount of $97,000), of the Convertible Debt was $1,363,000.
The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 16.8%. The accretion recorded for the three months ended March 31, 2007 was $3,000. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense of $1,000 for the three months ended March 31, 2007. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of March 31, 2007, the Company was not in compliance with a quarterly financial covenant pertaining to the Convertible Debt. However, the Company has obtained a waiver from the convertible debt holder for this violation. Although no assurance can be given, the Company believes it is probable that it will meet the quarterly financial covenant for the remainder of 2007.
NOTE 5 — Income Per Share
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
The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31, 2007		March 31, 2006
BASIC:
Net income	$87		$269

Accretion of redeemable preferred stock	—		(60)

Preferred stock dividends	—		(37)

Net income available to common shareholders – basic	$87		$172

Weighted average shares outstanding – basic	8,788		4,442

Net income per share – basic	$0.01		$0.04

DILUTED:
Net income	$87		$269
Interest expense from convertible debt	—		15

Net income available to common shareholders – diluted	$87		$284

Weighted average shares outstanding – basic	8,788		4,442

Dilutive securities	84		4,856

Weighted average shares outstanding – diluted	8,872	(a)	9,298

Net income per share –diluted	$0.01		$0.03

(a)	Does not include common shares obtainable upon conversion of convertible debt, as the effect would be anti-dilutive.
Options and warrants to purchase 84,000 shares of common stock were included in the dilutive calculation for the three months ended March 31, 2007. 912,000 shares of common stock underlying convertible debt were not included in the dilutive calculation for the three months ended March 31, 2007, as the effect would be anti-dilutive.
Options and warrants to purchase 204,000 shares of common stock, 4,050,000 shares of common stock underlying convertible preferred stock, and 602,000 shares of common stock underlying convertible debt were included in the dilutive calculation for the three months ended March 31, 2006.
NOTE 6 — Segment Information
The Company operates in two business segments; HALT/HASS (“HALT/HASS”) and Electrodynamic Vibration (“ED”). The HALT/HASS segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and operates service centers where vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.

The tables below summarize information about reported segments (in thousands) as of and for the three months ended March 31, 2007 and 2006:

	HALT/HASS	ED	TOTAL
THREE MONTHS ENDED MARCH 31, 2007
Net revenue	$2,804	$803	$3,607
Gross profit	1,380	215	1,595

THREE MONTHS ENDED MARCH 31, 2006
Net revenue	$3,408	$790	$4,198
Gross profit	1,504	265	1,769
The following information is by geographic area (in thousands) as of and for the three months ended March 31, 2007 and 2006:

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
THREE MONTHS ENDED MARCH 31, 2007
Sales	$2,241	$524	$842	—	$3,607
Long lived assets, net	3,275	55	—	—	3,330

THREE MONTHS ENDED MARCH 31, 2006
Sales	$2,366	$56	$1,604	$172	$4,198
International sales are based on where the products were shipped and where services were rendered.
NOTE 7 — Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is reevaluated each reporting period. As of March 31, 2007, the Company has estimated its expected effective income tax rate applicable for the year is 41%, which is the statutory rate increased by non-deductible expenses. Therefore, during the three months ended March 31, 2007, the Company recorded a provision for income taxes of $61,000. During the three months ended March 31, 2006, the Company recorded a $63,000 provision for income taxes. The Company anticipates net operating profits for the year ending December 31, 2007, although no assurance can be given. The Company intends to utilize remaining net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2007.
Refer to the Company’s 2006 Form 10-KSB, Financial Statement Note 8.

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
Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006
Revenue
Net revenue decreased $591,000 or 14.1% from $4,198,000 in the three months ended March 31, 2006 to $3,607,000 for the three months ended March 31, 2007.
HALT/HASS Revenue (HALT/HASS)
The Company utilizes an approach to educate and train to a successful HALT/HASS implementation The Company expanded its HASS presence by converting HALT customers to production oriented HASS testing.
HALT/HASS revenue decreased $604,000 or 17.7% from $3,408,000 in the three months ended March 31, 2006 to $2,804,000 in the three months ended March 31, 2007. The decrease in revenue for the three months ended March 31, 2007 is primarily a direct result of adverse business situations affecting two of the Company’s customers in Asia and Europe. The Company believes it is adequately diversified through its current geographies and markets to overcome the decline in revenue attributed to these international customers; however no assurances can be given. The Company utilizes a sales approach to educate and train to a successful HALT/HASS implementation. In order to continue to drive revenue, the Company is continuing to expand its HASS (production oriented testing) presence by converting current HALT (development oriented testing) customers to production oriented HASS testing. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold decreased 32% for the three months ended March 31, 2007 from the three months ended March 31, 2006. Of the total units sold, international system sales decreased 29% for the three months ended March 31, 2007. In addition, the Company’s test centers experienced a decrease in revenue of 26% from the comparable quarter of the prior year, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. In the three month period ended March 31, 2007, the Company operated two test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2006. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation. Effective September 30, 2006, the Company sold a majority of the assets in its Huntington Beach, CA test lab operation. The Company is continually evaluating the performance of its various test lab locations, and as such, assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. Qualmark utilizes thirty-two independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
Electrodynamic Revenue (ED)
ED revenue increased $13,000 or 1.6% from $790,000 in the three months ended March 31, 2006 to $803,000 in the three months ended March 31, 2007. ED revenue generated included new and refurbished electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The increase in sales for the three month period ended March 31, 2007 is a direct result of the Company’s ED subsidiary, Ling Electronics, gaining market awareness.
Gross Profit
Total gross margin for the three months ended March 31, 2007 was 44.2%. This compares to a gross margin of 42.1% for the three months ended March 31, 2006. The increase in gross margin for the three-month period is primarily due to the improvement in gross margin for its HALT/HASS business segment, attributable to product and distribution mix and a reduction of product discounts offered.
Operating Expenses
Total operating expenses increased $15,000 or 1.1 % to $1,379,000 for the three months ended March 31, 2007 from $1,364,000 for the three months ended March 31, 2006.
Selling, general and administrative expenses decreased $62,000 or 5.1% to $1,143,000 in the three months ended March 31, 2007 from $1,205,000 for the three months ended March 31, 2006. The primary decrease of selling, general, and administrative expenses during the three months ended March 31, 2007 is attributed to a reduction in variable sales and marketing expenditures related to lower sales volume.
Research and development expenses increased $77,000 or 48.4% to $236,000 for the three months ended March 31, 2007 from $159,000 for the three months ended March 31, 2006. The increase is primarily attributed to additional engineering staff hired in the Company’s ED business segment and an increase in project expense related to further advancement of current Company products. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.
Interest Expense
Interest expense decreased $5,000 or 6.8% to $68,000 for the three months ended March 31, 2007 from $73,000 for the three months ended March 31, 2006. The decrease is primarily attributed to the decrease in outstanding commercial borrowing.
Income Tax
Income tax expense decreased $2,000 to $61,000 for the three months ended March 31, 2007 from $63,000 for the three months ended March 31, 2006. The Company has determined its effective tax rate for provision calculation purposes for the year is 41.0%, which is the statutory rate adjusted for non-deductible expenses.
Liquidity and Capital Resources
During the three months ended March 31, 2007, the Company generated $57,000 of cash from operating activities, purchased the assets of Derritron for $40,000, invested $18,000 for property and equipment, repaid $796,000 of commercial bank borrowings, borrowed $500,000 from the existing convertible debt holder and received $1,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash decrease of $296,000, for an ending balance of $883,000 at March 31, 2007. During the three months ended March 31, 2006, the Company generated $158,000 of cash from operating activities, invested $32,000 for property and equipment, and repaid $227,000 of commercial bank borrowings. Together, these activities resulted in a cash decrease of $101,000, for an ending balance of $428,000 at March 31, 2006.
The Company’s commercial borrowings consist of a term loan with a revolving line of credit (“Credit Agreement”) and two convertible subordinated debt agreements (“Convertible Debt”), refer to the Company’s 2006 Form 10-KSB.

Credit Agreement
On March 13, 2007, the Company entered into the Fifth Amendment to a Loan and Security Agreement (“Fifth Amendment’) with its commercial bank. Among other things, the Fifth Amendment waived all financial covenant violations through January 31, 2007, reduced the financial covenant requirements, restructured the current term loan to extend the amortization period over a term of 24 months and increased the per annum interest rate to 9.75%. On April 2, 2007, the Company entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with its commercial bank, which further reduced the financial covenant requirements through May 31, 2007. Effective June 1, 2007, the financial covenant requirements will resume as previously established by the Fifth Amendment. As of March 31, 2007, the principal balance of the term loan was $869,000.
Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of March 31, 2007, there was $1,014,000 outstanding in borrowings and $400,000 of availability on the line of credit.
As required by the Credit Agreement, the Company is to make total monthly principal payments of $36,000 on the term loan during 2007. The Company has also determined that, during 2007, draws and payments on the revolving line of credit are expected to be made based on operational cash flows
Convertible Debt
On February 20, 2007, the Company entered into an additional convertible debt agreement (“Additional Convertible Debt”) with the existing debt holder (“Debt Holder”) of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000, which was received on February 21, 2007. All of the proceeds were used to pay off a portion of the term loan within the Credit Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the commercial bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of March 31, 2007, the principal balance (net of debt discount of $97,000), of the Convertible Debt was $1,363,000.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of March 31, 2007, the Company was not in compliance with a quarterly financial covenant pertaining to the Convertible Debt. However, the Company has obtained a waiver from the convertible debt holder for the violation. Although no assurance can be given, the Company believes it is probable that it will meet the quarterly financial covenant for the remainder of 2007.
The average interest rate on all outstanding debt for the three month periods ended March 31, 2007 and 2006 was 8.95% and 7.32%, respectively.
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2007 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2007. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and availability on its revolving credit line provide adequate capital resources to fund its operations, 2007 debt repayments, and working capital needs, through at least the end of the first quarter of 2008.
Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to interest rate changes are primarily related to its variable rate debt issued under its revolving line of credit under the Credit Agreement of $1,014,000 (refer to Note 4, of the Financial Statements). Because the interest rate on this facility is variable, based upon the bank’s prime rate, the Company’s interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2007 would be an annual increase or decrease of approximately $10,000 in interest expense for a twelve-month period.

Business Environment
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Suppliers
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
International Operations
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Intellectual Property
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Acquisition
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Legal Proceedings
Refer to the 2006 Form 10KSB, Note 14 of the Financial Statements.
Government Regulation
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Critical Accounting Policies and Estimates
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Contractual Obligations
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Recently Issued Accounting Pronouncements
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.

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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     Refer to 2006 Form 10-KSB, Note 14 of the Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
     (a) None
Item 5. Other Information
          None
Item 6. Exhibits
(a)	Exhibits — See Index to Exhibits

(b)	Reports on Form 8-K during the quarter ended March 31, 2007:

On February 23, 2007, the Company issued a press release announcing an entry into a new loan and security agreement with Partners for Growth L.P.

On February 28, 2007, the Company issued a press release announcing its earnings for the year ended December 31, 2006.

On March 14, 2007, the Company issued a press release announcing an entry into a Default Waiver and Fifth Amendment to a loan and security agreement with Silicon Valley Bank.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QualMark Corporation

Date: May 10, 2007	By:	/s/ CHARLES D. JOHNSTON

Charles D. Johnston President, Chief Executive Officer

Date: May 10, 2007	By:	/s/ ANTHONY A. SCALESE

Anthony A. Scalese
Chief Financial Officer
& Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Certificate of Designation for Series A Preferred Stock.(5)

3.4	Amended Certificate of Designation for Series A Preferred Stock.(5)

3.5	Statement of Change of Registered Agent.(5)

4.1	Form of Certificate for Shares of Common Stock.(1)

4.6	Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1	Qualmark Corporation 1993 Incentive Stock Option Plan.(1)

10.2	Qualmark Corporation 1996 Stock Option Plan.(3)

10.3	Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)

10.4	Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)

10.5	Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.8	Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.11	Loan and Security Agreement dated April 30, 1996, by and between Qualmark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)

10.12	Loan and Security Agreement dated December 22, 1998, by and between Qualmark Corporation and U.S. Bank National Association.(4)

10.13	Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between Qualmark and U.S. Bank National Association.(4)

10.14	Second Amendment to Loan Agreement dated August 23, 1999 by and between Qualmark and U.S. Bank National Association.(5)

10.15	Settlement Agreement dated August 30, 1999 by and among Qualmark Corporation and Screening Systems, Inc.(5)

10.16	Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17	Third Amendment to Loan Agreement dated March 31, 2000 by and between Qualmark and U.S. Bank National Association.(6)

10.18	Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

10.19	Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between Qualmark and U.S. Bank National Association.(8)

10.20	Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between Qualmark and U.S. Bank National Association.(9)

10.21	Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between Qualmark and U.S. Bank National Association. (10)

10.22	Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

10.23	Series C Preferred Stock Certificate of Designations (11)

10.24	Series B Preferred Stock Certificate of Designations (11)

10.25	Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between Qualmark and U.S. Bank National Association.(12)

10.25(b)	Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between Qualmark and U.S. Bank National Association(13)

10.26	Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

EXHIBIT
NUMBER	DESCRIPTION
10.26(b)	Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)

10.27	Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between Qualmark and U.S. Bank National Association. (14)

10.28	Settlement Agreement and Payment Schedule dated February 13, 2004, by and between Qualmark Corporation and Gregg K. Hobbs. (14)

10.29	Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between Qualmark and U.S. Bank National Association.(15)

10.30	Loan and Security Agreement dated November 9, 2004 by and between Qualmark and Silicon Valley Bank (16)

10.31	Loan and Security Agreement dated November 11, 2004 by and between Qualmark and Partners for Growth (17)

10.32	Asset Purchase Agreement dated November 12, 2004 by and between Qualmark and ACG Dynamics, Inc. (17)

10.33	Loan and Security Agreement dated December 8, 2005 by and between Qualmark and Silicon Valley Bank (18)

10.34	Amendment to Loan and Security Agreement dated December 12, 2005 by and between Qualmark and Partners for Growth (18)

10.35	Asset Purchase Agreement dated December 13, 2005 by and between Qualmark and SatCon Technology.(18)

10.36	Loan and Security Agreement dated February 20, 2007 by and between Qualmark and Partners for Growth (19)

10.37	Fifth Amendment to Loan and Security Agreement dated March 13, 2006 by and between Qualmark and Silicon Valley Bank (19)

14	Director and Officer Code of Ethics (14)

31.1	CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement No. 333-1454-D on Form SB-2.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3)	Incorporated by reference from the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4)	Incorporated by reference from the Company’s Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.