Form 10QSB
period 2007-06-30
QUALMARK CORP
filed 2007-08-13
CIK 1006691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2007

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
The number of shares of no par value common stock outstanding at August 10, 2007 is 8,808,682.
     Transitional Small Business Disclosure Format (check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net revenue	$3,679	$4,288	$7,287	$8,486
Cost of sales	2,164	2,349	4,176	4,777

Gross profit	1,515	1,939	3,111	3,709

Selling, general and administrative expenses	1,171	1,364	2,315	2,570
Research and development expenses	204	177	440	336

Income from operations	140	398	356	803

Other expense:
Interest, net	(95)	(78)	(163)	(151)

Income before income taxes	45	320	193	652

Provision for income taxes	(20)	(59)	(81)	(122)

Net income	$25	$261	$112	$530

Other comprehensive income, net of tax:
Unrealized holding loss arising from available for sale securities	*	—	—	—

Comprehensive income	$25	$261	$112	$530

Net income per share - basic	—	$0.04	$0.01	$0.08

Net income per share – diluted	—	$0.03	$0.01	$0.06

Weighted average number of common shares – basic	8,803,000	4,474,000	8,796,000	4,456,000

Weighted average number of common shares - diluted	8,883,000	9,354,000	8,877,000	9,288,000

*	Amount less than $1,000.
The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,578	$1,179
Available for sale securities	25	—
Trade accounts receivable, net of allowance for doubtful accounts of $50 for each period	2,965	3,420
Inventories, net	2,652	2,524
Current deferred tax assets, net	943	943
Other current assets	225	143

Total current assets	8,388	8,209
Property and equipment, net	772	787
Restricted cash	90	90
Goodwill	1,057	1,057
Intangible assets	1,018	1,012
Non-current deferred tax assets, net	354	430
Other assets	450	464

	$12,129	$12,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$719
Accrued expenses	680	682
Deferred revenue	262	18
Advance billings on contracts	293	—
Current portion of long-term debt	1,354	913
Revolving line of credit	1,014	1,100

Total current liabilities	4,051	3,432
Deferred revenue and other	19	29
Long-term debt	788	1,627

Total liabilities	4,858	5,088

Commitments and contingencies
Shareholders’ equity:
Common stock; no par value; 15,000,000 shares authorized; 8,808,682 shares (2007) and 8,779,362 shares (2006) issued and outstanding	10,607	10,409
Accumulated deficit	(3,336)	(3,448)

Total shareholders’ equity	7,271	6,961

	$12,129	$12,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income	Total

Balance January 1, 2007	8,779,362	$10,409	$(3,448)	$—	$6,961

Common stock issued for interest on convertible debt	28,820	46	—	—	46
Options exercised	500	1	—	—	1
Beneficial conversion feature on convertible debt and interest	—	103	—	—	103
Stock-based compensation expense	—	48	—	—	48

Components of comprehensive income:
Unrealized holding loss arising from available for sale securities	—	—	—	*	*
Net income	—	—	112	—	112

Total comprehensive income					112

Balance June 30, 2007	8,808,682	$10,607	$(3,336)	$ *	$7,271

*	Less than $1,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, AMOUNTS IN THOUSANDS)

	For the six	For the six
	months ended	months ended
	June 30, 2007	June 30, 2006

Cash Flows From Operating Activities:
Net income	$112	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Change in provision for inventory allowance	(6)	(11)
Change in provision for accounts receivable allowance	—	(1)
Depreciation and amortization	167	201
Stock-based compensation expense	48	58
Loss (gain) on sale of assets	1	(8)
Amortization on debt discounts	15	—
Deferred tax expense	76	122
Paid in kind (common stock) interest expense	46	42
Change in operating assets and liabilities:
Trade accounts receivable	455	(268)
Inventories	(77)	(138)
Other assets	(107)	(209)
Accounts payable and accrued expenses	(279)	123
Advance billings on contracts	293	—
Deferred revenue and other	240	14

Net cash provided by operating activities	984	455

Cash Flows From Investing Activities:
Cash paid for investments	(25)	—
Purchase of Derritron, Inc. assets	(69)	27
Acquisition of property and equipment	(96)	(167)

Net cash used in investing activities	(190)	(140)

Cash Flows From Financing Activities:
Issuance of common stock upon exercise of options	1	19
Proceeds from borrowings	500	400
Repayments on borrowings	(896)	(456)

Net cash used in financing activities	(395)	(37)

Net increase in cash and cash equivalents	399	278
Cash and cash equivalents at beginning of period	1,179	529

Cash and cash equivalents at end of period	$1,578	$807

Supplemental Disclosure:
Interest paid	$132	$66
Income taxes paid	$9	$30

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on convertible debt	$103	$—
Conversion of convertible debt to common stock	$—	$40
Transfer of equipment to inventory held for resale	$45	$40

Preferred stock dividends	$—	$122

Accretion of preferred stock	$—	$74
The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The interim financial data for the three and six months ended June 30, 2007 and 2006 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the six months ended June 30, 2007 are not necessarily indicative of results for the remainder of 2007. Amounts at December 31, 2006 are derived from the Company’s audited consolidated financial statements.
Income Taxes
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.
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
Stock Based Compensation
In the three months ended June 30, 2007 and 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $23,000 and $27,000, reduced the provision for income taxes by $9,000 and $5,000, reduced net income by $14,000 and $22,000, and basic net income per share less than $0.01 per share and $0.01 per share, respectively. In the six months ended June 30, 2007 and 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $48,000 and $58,000, reduced the provision for income taxes by $19,000 and $11,000, reduced net income by $29,000 and $47,000, and basic net income per share by less than $0.01 and $0.01 per share, respectively. The stock based-compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
The Company did not grant any options during the three or six months ended June 30, 2007. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2006:

Expected life	3 years
Volatility	128-129
Risk-free interest rate	4.0%
Dividend yield	0.0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.
A summary of stock option activity for the six months ended June 30, 2007 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2007	861,360	$1.86
Granted	—	—
Exercised	(500)	0.60
Forfeited	(37,250)	2.38

Outstanding at June 30, 2007	823,610	$1.81	3.82 Years	$339,000

Exercisable at June 30, 2007	657,510	$1.82	3.76 Years	$278,000

The total fair value of stock options that vested during the three months ended June 30, 2007 and 2006 was $78,000 and $28,000, respectively. The total fair value of stock options that vested during the six months ended June 30, 2007 and 2006 was $78,000 and $37,000, respectively. The weighted average grant date fair value of options issued during the three and six months ended June 30, 2006 was $43,000 and $283,000, respectively.
A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Nonvested at January 1, 2007	251,570	$1.76
Granted
Vested	(78,670)	0.99
Forfeited	(6,800)	1.61

Nonvested at June 30, 2007	166,100	$1.77

As of June 30, 2007, the Company had $130,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.
Revenue Recognition
During the quarter ended June 30, 2007, the Company entered into a long-term sales contract for an electrodynamic system that is to be delivered by about December 31, 2007. The Company has determined that in order to properly match revenue and expenses associated with this contract it has adopted the percentage of completion method as defined by the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Under SOP 81-1, the Company has recognized $29,000 of revenue and recorded $293,000 of advance billings on contracts (current liability) for cash payments received on the contract in excess of recognized revenue for the quarter ended June 30, 2007.

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities and foreign translation adjustments to be included in comprehensive income (loss).
Available For Sale Securities
Available for sale securities are carried at the estimated fair value ($25,000 at June 30, 2007) based upon quoted market prices, and are classified as current assets in the Company’s June 30, 2007 consolidated balance sheet as management reasonably expects the securities to be realized in cash within the next year. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The unrealized loss reported at June 30, 2007 was less than $1,000.
NOTE 2 – Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$2,193	$2,098
Work in process	298	250
Finished goods	349	370
Less: Allowance for obsolescence	(188)	(194)

	$2,652	$2,524

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.
NOTE 3 – Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Ling Electronics trade name/symbol (indefinite life)	$849	$849
ACG Dynamics customer list (5 year life)	152	152
ACG Dynamics non-compete agreement (2 year life)	74	74
Derritron Inc. intangible assets (10 year life)	20	—
Copyright, patents, and trademarks (2 to 20 year life)	402	402
CE Certification (4 year life)	64	64
Other intangibles (3 to 5 year life)	80	61

	1,641	1,602
Less: Accumulated amortization	(623)	(590)

	$1,018	$1,012

During the six months ended June 30, 2007, the Company purchased the assets of Derritron, Inc., which consisted of fixed assets and technical drawings for $66,000 cash. Management believes the purchase strengthens the Company’s product offerings and develops deeper relationships with customers within the Company’s market. Amortization expense was approximately $16,000 and $22,000 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense was approximately $33,000 and $46,000 for the six months ended June 30, 2007 and 2006, respectively.
NOTE 4 – Borrowings
The Company’s commercial borrowings consist of a term loan with a revolving line of credit (“Credit Agreement”) and two convertible subordinated debt agreements (“Convertible Debt”).
Credit Agreement
On March 13, 2007, the Company entered into the Fifth Amendment to a Loan and Security Agreement (“Fifth Amendment’) with its commercial bank. Among other things, the Fifth Amendment waived all financial covenant violations through January 31, 2007, reduced the financial covenant requirements, restructured the current term loan to extend the amortization period over a term of 24 months and increased the per annum interest rate to 9.75%. On April 2, 2007, the Company entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with its commercial bank, which further reduced the financial covenant requirements through May 31, 2007. Effective June 1, 2007, the financial covenant requirements resumed as previously established by the Fifth Amendment. As of June 30, 2007, the principal balance of the term loan was $770,000.
Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of June 30, 2007, there was $1,014,000 outstanding in borrowings and $400,000 of availability on the line of credit.
As required by the Credit Agreement, the Company is to make total monthly principal payments of $36,000 on the term loan during 2007. The Company has also determined that, during 2007, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
Convertible Debt
On February 20, 2007, the Company entered into an additional convertible debt agreement (“Additional Convertible Debt”) with the existing debt holder (“Debt Holder”) of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000, which was received on February 21, 2007. All of the proceeds were used to pay off a portion of the term loan within the Credit Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the commercial bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of June 30, 2007, the principal balance (net of a debt discount of $88,000), of the Convertible Debt was $1,372,000. Under the terms of the Convertible Debt, the entire principal balance is due in November 2009.
The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 16.8%. The accretion recorded for the three and six months ended June 30, 2007 was $9,000 and $12,000, respectively. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense for the three and six months ended June 30, 2007 of $2,000 and $3,000, respectively. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of June 30, 2007, the Company was not in compliance with certain financial covenants pertaining to the Credit Agreement and Convertible Debt. As a result, all amounts due under the Credit Agreement are callable by the lender. Therefore, the Company has classified the Credit Agreement balance ($770,000) to current liabilities based on the covenant violations, as they have not yet been cured. Management does not believe the debt will be required to be paid within one year from the balance sheet date; however, the reclassification on the balance sheet was made as the debt is now callable. The Company has also classified a portion of the Convertible Debt balance ($584,000) as a current liability based on the covenant violations, as they have not yet been cured. The reclassification on the balance sheet was made because the Convertible Debt is now amortizable over a 30 month period, rather than due in full in November 2009. The Company is currently renegotiating the terms of the Credit Agreement and the Convertible Debt with its holders, which may lessen the restrictions of certain covenants or provide covenant violation waivers, which could lead to the Company’s ability to report the debt as a long-term liability. However, a binding agreement has not yet been signed. The Company expects a resolution within the next one-year period; however, no assurance can be given.
The weighted average interest rate on all outstanding debt for the six month period ended June 30, 2007 and 2006 was 10.69% and 7.50%, respectively.
NOTE 5 –Income Per Share
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

	Three Months Ended			Six Months Ended
	June 30, 2007		June 30, 2006	June 30, 2007		June 30, 2006

BASIC:
Net income	$25		$261	$112		$530

Accretion of redeemable preferred stock	—		(62)			(122)

Preferred stock dividends	—		(37)	—		(74)

Net income available to common shareholders – basic	$25		$162	$112		$334

Weighted average shares outstanding – basic	8,803		4,474	8,796		4,456

Net income per share – basic	*		$0.04	$0.01		$0.08

DILUTED:
Net income	$25		$261	$112		$530

Interest expense from convertible debt	—		21	—		36

Net income available to common shareholders – diluted	$25		$282	$112		$566

Weighted average shares outstanding – basic	8,803		4,474	8,796		4,456

Dilutive stock options and warrants	80		170	81		180

Convertible securities	—		4,710	—		4,652

Weighted average shares outstanding – diluted	8,883	(a)	9,354	8,877	(a)	9,288

Net income per share –diluted	*		$0.03	$0.01		$0.06

*	Less than $0.01 per share.

(a)	Does not include common shares obtainable upon conversion of convertible debt, as the effect would be anti-dilutive.
The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):
Options and warrants to purchase 80,000 shares of common stock were included in the dilutive calculation for the three months ended June 30, 2007; 912,000 shares of common stock underlying convertible debt were not included in the dilutive calculation for the three months ended June 30, 2007, as the effect would be anti-dilutive. Options and warrants to purchase 81,000 shares of common stock were included in the dilutive calculation for the six months ended June 30, 2007; 912,000 shares of common stock underlying convertible debt were not included in the dilutive calculation for the six months ended June 30, 2007, as the effect would be anti-dilutive.
Options and warrants to purchase 170,000 shares of common stock, 4,132,000 shares of common stock underlying convertible preferred stock, and 578,000 shares of common stock underlying convertible debt were included in the dilutive calculation for the three months ended June 30, 2006. Options and warrants to purchase 180,000 shares of common stock, 4,050,000 shares of common stock underlying convertible preferred stock, and 602,000 shares of common stock underlying convertible debt were included in the dilutive calculation for the six months ended June 30, 2006.
NOTE 6 – Segment Information
The Company operates in two business segments; HALT/HASS (“HALT/HASS”) and Electrodynamic Vibration (“ED”). The HALT/HASS segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and operates test centers where vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.

The tables below summarize information about reported segments (in thousands) as of and for the three and six months ended June 30, 2007 and 2006:

	HALT/HASS	ED	TOTAL

THREE MONTHS ENDED JUNE 30, 2007
Net revenue	$3,069	$610	$3,679
Gross profit	1,438	77	1,515

THREE MONTHS ENDED JUNE 30, 2006
Net revenue	$3,545	$743	$4,288
Gross profit	1,769	170	1,939

	HALT/HASS	ED	TOTAL

SIX MONTHS ENDED JUNE 30, 2007
Net revenue	$5,874	$1,413	$7,287
Gross profit	2,817	294	3,111

SIX MONTHS ENDED JUNE 30, 2006
Net revenue	$6,953	$1,533	$8,486
Gross profit	3,273	436	3,709
The following information is by geographic area (in thousands) as of and for the three and six months ended June 30, 2007 and 2006:

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
THREE MONTHS ENDED JUNE 30, 2007
Net revenue	$2,385	$708	$586	—	$3,679
Long lived assets, net	3,241	53	—	—	3,294

THREE MONTHS ENDED JUNE 30, 2006
Net revenue	$2,307	$740	$1,241	—	$4,288

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
SIX MONTHS ENDED JUNE 30, 2007
Net revenue	$4,625	$1,111	$1,551	—	$7,287
Long lived assets, net	3,241	53	—	—	3,294

SIX MONTHS ENDED JUNE 30, 2006
Net revenue	$4,674	$795	$2,845	$172	$8,486
International sales are based on where the products were shipped and where test center services were rendered.
NOTE 7 – Income Taxes
During the three months ended June 30, 2007 and 2006, the Company recorded $16,000 and $59,000, respectively, of income tax expense and recorded $4,000 and zero, respectively, of income taxes paid. During the six months ended June 30, 2007 and 2006, the Company recorded $72,000 and $92,000, respectively, of income tax expense and recorded $9,000 and $30,000, respectively, of income taxes paid. The provision for income taxes was recorded based on the Company’s estimate of its effective income tax rate for the year. The effective income tax rate is reevaluated each reporting period. The Company has determined its effective tax rate for provision calculation purposes for the year is 40%, which is the statutory rate increased by non-deductible expenses. The Company anticipates net operating profits for the year ending December 31, 2007, although no assurance can be given. The Company intends to utilize remaining net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2007.

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
Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006
Revenue
Net revenue decreased $609,000 or 14.2% from $4,288,000 in the three months ended June 30, 2006 to $3,679,000 for the three months ended June 30, 2007.
HALT/HASS Revenue (HALT/HASS)
HALT/HASS revenue is comprised of two components; the manufacture and distribution of accelerated reliability testing units, parts, and service, which represented 97% of HALT/HASS segment revenue for the quarter ended June 30, 2007, and a network of test centers which represented 3% of HALT/HASS segment revenue for the quarter ended June 30, 2007. HALT/HASS revenue decreased $476,000 or 13.4% from $3,545,000 in the three months ended June 30, 2006 to $3,069,000 in the three months ended June 30, 2007. The decrease in revenue for the three months ended June 30, 2007 is primarily a direct result of adverse business conditions affecting two of the Company’s customers in Asia and Europe. The Company anticipates that these Asian and European customers will resolve their situations and continue to drive Company revenue, however no assurances can be given. The Company believes it is adequately diversified through its current geographies and markets to overcome the decline in revenue attributed to these international customers, however no assurances can be given. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold decreased 8.7% for the three months ended June 30, 2007 from the three months ended June 30, 2006. Of the total units sold, international system sales decreased 34.5% for the three months ended June 30, 2007. In addition, the Company’s test centers experienced a decrease in revenue of 71.2% from the comparable quarter of the prior year, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. In the three month period ended June 30, 2007, the Company operated two test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2006. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation. Effective September 30, 2006, the Company sold a majority of the assets in its Huntington Beach, CA test lab operation. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This strategic agreement test center model may result in decreased revenues, but should provide the Company with higher test center profit margins, however no assurances can be given. Qualmark utilizes thirty-two independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.

Electrodynamic Revenue (ED)
ED revenue is sold under two primary brands; Ling Electronics, which provides a full line of new electrodynamic shakers and ACG Dynamics, which provides used/refurbished electrodynamic shakers, parts, and service. ED revenue decreased $133,000 or 17.9% from $743,000 in the three months ended June 30, 2006 to $610,000 in the three months ended June 30, 2007. ED revenue generated for the three months ended June 30, 2007 included new electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The decrease in sales for the three month period ended June 30, 2007 is a direct result of delayed shipments based on longer manufacturing lead times associated with the orders received for electrodynamic systems, which should be completed and delivered before the end of 2007, however no assurances can be given.
Gross Profit
Total gross margin for the three months ended June 30, 2007 was 41.2%. This compares to a gross margin of 45.2% for the three months ended June 30, 2006. The decrease in gross margin for the three-month period is primarily due to the lower sales volume reported during the quarter ended June 30, 2007. The Company believes that its gross margin for each respective business segment is in line with the current business environment and is making every effort to further increase gross margin, however no assurance can be given.
Operating Expenses
Total operating expenses decreased $166,000 or 10.8% to $1,375,000 for the three months ended June 30, 2007 from $1,541,000 for the three months ended June 30, 2006.
Selling, general and administrative expenses decreased $193,000 or 14.1% to $1,171,000 in the three months ended June 30, 2007 from $1,364,000 for the three months ended June 30, 2006. The primary decrease of selling, general, and administrative expenses during the three months ended June 30, 2007 is attributed to a reduction in variable sales and marketing expenditures related to lower sales volume and a decrease in head count.
Research and development costs increased $27,000 or 15.3% to $204,000 for the three months ended June 30, 2007 from $177,000 for the three months ended June 30, 2006. The increase is primarily attributed to an increase in project expenses related to further advancement of current Company products. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.
Interest Expense
Interest expense increased $17,000 or 21.8% to $95,000 for the three months ended June 30, 2007 from $78,000 for the three months ended June 30, 2006. The increase is primarily attributed to an expense charge of $15,000 to waive certain financial covenant defaults associated with the Company’s Convertible Debt; refer to Note 4 of the Financial Statements.
Income Tax
Income tax expense decreased $39,000 to $20,000 for the three months ended June 30, 2007 from $59,000 for the three months ended June 30, 2006. The primary reason for the decrease was due to a decrease in income before income taxes for the three months ended June 30, 2007 compared to June 30,2006. The Company has determined its effective tax rate for provision calculation purposes for the year is 40.0%, which is the statutory rate adjusted for non-deductible expenses.
Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006
Revenue
Net revenue decreased $1,199,000 or 14.1% to $7,287,000 in the six months ended June 30, 2007 from $8,486,000 for the six months ended June 30, 2006.
HALT/HASS Revenue (HALT/HASS)
HALT/HASS revenue is comprised of two components; the manufacture and distribution of accelerated reliability testing units, parts, and service, which represented 95% of HALT/HASS segment revenue for the six months ended June 30, 2007, and a network of test centers, which represented 5% of HALT/HASS segment revenue for the six months ended June 30, 2007. HALT/HASS revenue decreased $1,079,000 or 15.5% to $5,874,000 in the six months ended June 30, 2007 from $6,953,000 in the six months ended June

30, 2006. The decrease in revenue for the six months ended June 30, 2007 is primarily a direct result of adverse business conditions affecting two of the Company’s customers in Asia and Europe. The Company anticipates that these Asian and European customers will resolve their situations and continue to drive Company revenue, however no assurances can be given. The Company believes it is adequately diversified through its current geographies and markets to overcome the decline in revenue attributed to these international customers, however no assurances can be given. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold decreased 22.4% for the six months ended June 30, 2007 from the six months ended June 30, 2006. Of the total units sold, international system sales decreased 32.1% for the six months ended June 30, 2007. In addition, the Company’s test centers experienced a decrease in revenue of 50.4% from the period of the prior year, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. In the six month period ended June 30, 2007, the Company operated two test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2006. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation. Effective September 30, 2006, the Company sold a majority of the assets in its Huntington Beach, CA test lab operation. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This strategic agreement test center model may result in decreased revenues, but should provide the Company with higher test center profit margins, however no assurances can be given. Qualmark utilizes thirty-two independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
Electrodynamic Revenue (ED)
ED revenue is sold under two primary brands; Ling Electronics, which provides a full line of new electrodynamic shakers and ACG Dynamics, which provides used/refurbished electrodynamic shakers, parts, and service. ED revenue decreased $120,000 or 7.8% from $1,533,000 in the six months ended June 30, 2006 to $1,413,000 in the six months ended June 30, 2007. ED revenue generated for the six months ended June 30, 2007 included new and used electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The decrease in sales for the six month period ended June 30, 2007 is a direct result of delayed shipments based on longer manufacturing lead times associated with the orders received for electrodynamic systems in the quarter ended June 30, 2007, which should be completed and delivered before the end of 2007, however no assurances can be given.
Gross Profit
Total gross margin for the six months ended June 30, 2007 was 42.7%. This compares to a gross margin of 43.7% for the six months ended June 30, 2006. The decrease in gross margin for the six month period ended June 30, 2007 is primarily due to the lower sales volume reported during the quarter ended June 30, 2007. The Company believes that its gross margin for each respective business segment is in line with the current business environment and is making every effort to further increase gross margin, however no assurance can be given.
Operating Expenses
Total operating expenses decreased $151,000 or 10.8% to $2,755,000 for the six months ended June 30, 2007 from $2,906,000 for the six months ended June 30, 2006.
Selling, general and administrative expenses decreased $255,000 or 9.9% to $2,315,000 in the six months ended June 30, 2007 from $2,570,000 for the six months ended June 30, 2006. The primary decrease of selling, general, and administrative expenses during the six months ended June 30, 2007 is attributed to a reduction in variable sales and marketing expenditures related to lower sales volume and a decrease in head count.
Research and development costs increased $104,000 or 31.0% to $440,000 for the six months ended June 30, 2007 from $336,000 for the six months ended June 30, 2006. The increase is primarily attributed to an increase in project expenses related to further advancement of current Company products. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.

Interest Expense
Interest expense increased $12,000 or 7.9% to $163,000 for the six months ended June 30, 2007 from $151,000 for the six months ended June 30, 2006. The increase is primarily attributed to an expense charge of $15,000 to waive certain financial covenant defaults associated with the Company’s Convertible Debt, refer to Note 4 of the Financial Statements.
Income Tax
Income tax expense decreased $41,000 to $81,000 for the six months ended June 30, 2007 from $122,000 for the six months ended June 30, 2006. The primary reason for the decrease was due to a decrease in income before income taxes for the three months ended June 30, 2007 compared to June 30, 2006. The Company has determined its effective tax rate for provision calculation purposes for the year is 40.0%, which is the statutory rate adjusted for non-deductible expenses.
Liquidity and Capital Resources
During the six months ended June 30, 2007, the Company generated $981,000 of cash from operating activities, invested $25,000 in available for sale securities, purchased the assets of Derritron for $66,000, invested $96,000 for property and equipment, repaid $896,000 of commercial bank borrowings, borrowed $500,000 from the existing convertible debt holder and received $1,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash increase of $399,000, for an ending balance of $1,578,000 at June 30, 2007. During the six months ended June 30, 2006, the Company generated $455,000 of cash from operating activities, invested $167,000 for property and equipment, received $27,000 from the sale of equipment, repaid $456,000 of commercial bank borrowings, borrowed $400,000 from the existing revolving line of credit and received $19,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash increase of $278,000, for an ending balance of $807,000 at June 30, 2006
The Company’s commercial borrowings consist of a term loan with a revolving line of credit (“Credit Agreement”) and two convertible subordinated debt agreements (“Convertible Debt”), refer to the Company’s 2006 Form 10-KSB.
Credit Agreement
On March 13, 2007, the Company entered into the Fifth Amendment to a Loan and Security Agreement (“Fifth Amendment’) with its commercial bank. Among other things, the Fifth Amendment waived all financial covenant violations through January 31, 2007, reduced the financial covenant requirements, restructured the current term loan to extend the amortization period over a term of 24 months and increased the per annum interest rate to 9.75%. On April 2, 2007, the Company entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with its commercial bank, which further reduced the financial covenant requirements through May 31, 2007. Effective June 1, 2007, the financial covenant requirements resumed as previously established by the Fifth Amendment. As of June 30, 2007, the principal balance of the term loan was $770,000.
Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of June 30, 2007, there was $1,014,000 outstanding in borrowings and $400,000 of availability on the line of credit.
As required by the Credit Agreement, the Company is to make total monthly principal payments of $36,000 on the term loan during 2007. The Company has also determined that, during 2007, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
Convertible Debt
On February 20, 2007, the Company entered into an additional convertible debt agreement (“Additional Convertible Debt”) with the existing debt holder (“Debt Holder”) of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000, which was received on February 21, 2007. All of the proceeds were used to pay off a portion of the term loan within the Credit Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the commercial bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of June 30, 2007, the principal balance (net of a debt discount of $88,000), of the Convertible Debt was $1,372,000. Under the terms of the Convertible Debt, the entire principal balance is due in November 2009.

The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 16.8%. The accretion recorded for the three and six months ended June 30, 2007 was $9,000 and $12,000, respectively. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense for the three and six months ended June 30, 2007 of $2,000 and $3,000, respectively. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of June 30, 2007, the Company was not in compliance with certain financial covenants pertaining to the Credit Agreement and Convertible Debt. As a result, all amounts due under the Credit Agreement are callable by the lender. Therefore, the Company has classified the Credit Agreement balance ($770,000) to current liabilities based on the covenant violations, as they have not yet been cured. Management does not believe the debt will be required to be paid within one year from the balance sheet date; however, the reclassification on the balance sheet was made as the debt is now callable. The Company has also classified a portion of the Convertible Debt balance ($584,000) as a current liability based on the covenant violations, as they have not yet been cured. The reclassification on the balance sheet was made because the Convertible Debt is now amortizable over a 30 month period, rather than due in full in November 2009. The Company is currently renegotiating the terms of the Credit Agreement and the Convertible Debt with its holders, which may lessen the restrictions of certain covenants or provide covenant violation waivers, which could lead to the Company’s ability to report the debt as a long-term liability. However, a binding agreement has not yet been signed. The Company expects a resolution within the next one-year period; however, no assurance can be given.
The average interest rate on all outstanding debt for the six month periods ended June 30, 2007 and 2006 was 10.69% and 7.50%, respectively.
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2007 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for 2007. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and availability on its revolving credit line provide adequate capital resources to fund its operations, 2007 debt repayments, and working capital needs, through at least the end of the second quarter of 2008.
Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to interest rate changes are primarily related to its variable rate debt issued under its revolving line of credit under the Credit Agreement of $1,014,000 (refer to Note 4, of the Financial Statements). Because the interest rate on this facility is variable, based upon the bank’s prime rate, the Company’s interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2007 would be an annual increase or decrease of approximately $10,000 in interest expense for a twelve-month period.
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
Government Regulation
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Critical Accounting Policies and Estimates
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
During the quarter ended June 30, 2007, the Company entered into a long-term sales contract that the Company is accounting for under the percentage of completion method. Accordingly, revenue is recognized in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates may be made periodically, and any losses expected to be incurred on contracts in progress will be charged to operations in the period such losses are determined. Contract costs include all direct material, labor, subcontract costs and an estimate of indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue, which will be recorded in the period in which the revisions are determined.
Contractual Obligations
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Recently Issued Accounting Pronouncements
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.
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
      (a) Internal Control Over Financial Reporting:
There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
      Refer to 2006 Form 10-KSB, Note 14 of the Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of shareholders of the Company at the Annual meeting of Shareholders held June 7, 2007:
(b)	The following members were elected to the Board of Directors to hold office until the next annual meeting.

Nominee	For	Withheld
Charles D. Johnston	7,873,266	126,597
James LD Roser	7,884,266	115,597
Christopher Roser	7,897,421	102,442
William Sanko	7,886,421	113,442
Gerald Laber	7,884,266	115,597
(c)	GHP Horwath, P.C., independent registered public accounting firm, were selected as the auditors of the Company for the fiscal year ending December 31, 2007, by a vote of 7,978,263 shares in favor, 6,660 shares against, and 15,000 shares abstained.
Item 5. Other Information
          None

Item 6. Exhibits
(a)	Exhibits – See Index to Exhibits

(d)	Reports on Form 8-K during the quarter ended June 30, 2007:

On April 25, 2007, the Company issued a press release announcing its earnings for the quarter ended March 31, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QualMark Corporation

Date: August 13, 2007	By:	/s/ CHARLES D. JOHNSTON
Charles D. Johnston President,
Chief Executive Officer

Date: August 13, 2007	By:	/s/ ANTHONY A. SCALESE
Anthony A. Scalese
Chief Financial Officer & Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION
3.1		Amended and Restated Articles of Incorporation of the Company.(1)

3.2		Amended and Restated Bylaws of the Company.(1)

3.3		Certificate of Designation for Series A Preferred Stock.(5)

3.4		Amended Certificate of Designation for Series A Preferred Stock.(5)

3.5		Statement of Change of Registered Agent.(5)

4.1		Form of Certificate for Shares of Common Stock.(1)

4.6		Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1		Qualmark Corporation 1993 Incentive Stock Option Plan.(1)

10.2		Qualmark Corporation 1996 Stock Option Plan.(3)

10.3		Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)

10.4		Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)

10.5		Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.8		Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.11		Loan and Security Agreement dated April 30, 1996, by and between Qualmark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)

10.12		Loan and Security Agreement dated December 22, 1998, by and between Qualmark Corporation and U.S. Bank National Association.(4)

10.13		Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between Qualmark and U.S. Bank National Association.(4)

10.14		Second Amendment to Loan Agreement dated August 23, 1999 by and between Qualmark and U.S. Bank National Association.(5)

10.15		Settlement Agreement dated August 30, 1999 by and among Qualmark Corporation and Screening Systems, Inc.(5)

10.16		Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17		Third Amendment to Loan Agreement dated March 31, 2000 by and between Qualmark and U.S. Bank National Association.(6)

10.18		Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

10.19		Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between Qualmark and U.S. Bank National Association.(8)

10.20		Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between Qualmark and U.S. Bank National Association.(9)

10.21		Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between Qualmark and U.S. Bank National Association. (10)

10.22		Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

10.23		Series C Preferred Stock Certificate of Designations (11)

10.24		Series B Preferred Stock Certificate of Designations (11)

10.25		Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between Qualmark and U.S. Bank National Association.(12)

10.25	(b)	Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between Qualmark and U.S. Bank National Association(13)

10.26		Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

10.26	(b)	Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)

10.27		Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between Qualmark and U.S. Bank National Association. (14)

10.28		Settlement Agreement and Payment Schedule dated February 13, 2004, by and between Qualmark Corporation and Gregg K. Hobbs. (14)

EXHIBIT
NUMBER	DESCRIPTION
10.29	Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between Qualmark and U.S. Bank National Association.(15)

10.30	Loan and Security Agreement dated November 9, 2004 by and between Qualmark and Silicon Valley Bank (16)

10.31	Loan and Security Agreement dated November 11, 2004 by and between Qualmark and Partners for Growth (17)

10.32	Asset Purchase Agreement dated November 12, 2004 by and between Qualmark and ACG Dynamics, Inc. (17)

10.33	Loan and Security Agreement dated December 8, 2005 by and between Qualmark and Silicon Valley Bank (18)

10.34	Amendment to Loan and Security Agreement dated December 12, 2005 by and between Qualmark and Partners for Growth (18)

10.35	Asset Purchase Agreement dated December 13, 2005 by and between Qualmark and SatCon Technology.(18)

10.36	Loan and Security Agreement dated February 20, 2007 by and between Qualmark and Partners for Growth (19)

10.37	Fifth Amendment to Loan and Security Agreement dated March 13, 2006 by and between Qualmark and Silicon Valley Bank (19)

10.38	Sixth Amendment to Loan and Security Agreement dated April 2, 2007 by and between Qualmark and Silicon Valley Bank

10.39	Loan Modification and Limited Waiver dated May 7, 2007 by and between Qualmark and Partners for Growth, L.P.

14	Director and Officer Code of Ethics (14)

31.1	CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement No. 333-1454-D on Form SB-2.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3)	Incorporated by reference from the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4)	Incorporated by reference from the Company’s Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.