Form 10QSB
period 2007-09-30
QUALMARK CORP
filed 2007-11-13
CIK 1006691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2007

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
The number of shares of no par value common stock outstanding at November 9, 2007 is 8,825,288.
     Transitional Small Business Disclosure Format (check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net revenue	$2,709	$3,638	$9,996	$12,124
Cost of sales	1,735	2,250	5,912	7,028

Gross profit	974	1,388	4,084	5,096

Selling, general and administrative expenses	1,051	1,013	3,365	3,582
Research and development expenses	193	192	633	528

(Loss) income from operations	(270)	183	86	986

Other expense:
Interest, net	(69)	(84)	(232)	(234)

(Loss) income before income taxes	(339)	99	(146)	752

Benefit (provision) for income taxes	150	93	68	(30)

Net (loss) income	$(189)	$192	$(78)	$722

Other comprehensive income (loss), net of tax:
Unrealized holding gain arising from available for sale securities	*	—	*	—

Comprehensive (loss) income	$(189)	$192	$(78)	$722

Net (loss) income per share — basic	$(0.02)	$0.01	$(0.01)	$0.08

Net (loss) income per share — diluted	$(0.02)	$0.01	$(0.01)	$0.08

Weighted average number of common shares — basic	8,825,000	6,240,000	8,805,000	5,050,000

Weighted average number of common shares — diluted	8,825,000	6,931,000	8,805,000	5,799,000

*	Amount less than $1,000.
The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,401	$1,179
Available for sale securities	63	—
Trade accounts receivable, net of allowance for doubtful accounts of $50 for each period	2,328	3,420
Inventories, net	3,052	2,524
Current deferred tax assets, net	943	943
Other current assets	382	143

Total current assets	8,169	8,209
Property and equipment, net	722	787
Restricted cash	90	90
Goodwill	1,057	1,057
Intangible assets	1,002	1,012
Non-current deferred tax assets, net	508	430
Other assets	444	464

	$11,992	$12,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$810	$719
Accrued expenses	736	682
Deferred revenue and customer deposits	220	18
Advance billings on contracts	246	—
Current portion of long-term debt	1,544	913
Revolving line of credit	788	1,100

Total current liabilities	4,344	3,432
Deferred revenue and other	16	29
Long-term debt, net of current portion	505	1,627

Total liabilities	4,865	5,088

Commitments and contingencies
Shareholders’ equity:
Common stock; no par value; 15,000,000 shares authorized; 8,825,288 shares (2007) and 8,779,362 shares (2006) issued and outstanding	10,653	10,409
Accumulated deficit	(3,526)	(3,448)

Total shareholders’ equity	7,127	6,961

	$11,992	$12,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income	Total

Balance January 1, 2007	8,779,362	$10,409	$(3,448)	$—	$6,961

Common stock issued for interest on convertible debt	45,426	69	—	—	69
Options exercised	500	1	—	—	1
Beneficial conversion feature on convertible debt and interest	—	105	—	—	105
Stock-based compensation expense	—	69	—	—	69

Components of comprehensive income:
Unrealized holding gain arising from available for sale securities	—	—	—	*	*
Net loss	—	—	(78)	—	(78)

Total comprehensive loss					(78)

Balance September 30, 2007	8,825,288	$10,653	$(3,526)	$ *	$7,127

*	Less than $1,000.00
The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, AMOUNTS IN THOUSANDS)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net (loss) income	$(78)	$722
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in provision for inventory allowance	9	(11)
Change in provision for accounts receivable allowance	—	(1)
Depreciation and amortization	251	275
Stock-based compensation expense	69	86
Loss (gain) on sale of assets	1	(8)
Amortization on debt discounts	26	—
Deferred tax (benefit) expense	(78)	30
Paid in kind (common stock) interest expense	69	61
Change in operating assets and liabilities:
Trade accounts receivable	1,092	156
Inventories	(489)	(99)
Other assets	(258)	(159)
Accounts payable and accrued expenses	145	(381)
Advance billings on contracts	246	—
Deferred revenue and other	189	(46)

Net cash provided by operating activities	1,194	625

Cash Flows From Investing Activities:
Cash paid for investments	(63)	—
Sale of property and equipment	—	27
Purchase of Derritron, Inc. assets	(69)	—
Acquisition of property and equipment	(117)	(182)

Net cash used in investing activities	(249)	(155)

Cash Flows From Financing Activities:
Issuance of common stock upon exercise of options	1	30
Proceeds from borrowings	500	400
Repayments on borrowings	(1,224)	(685)

Net cash used in financing activities	(723)	(255)

Net increase in cash and cash equivalents	222	215
Cash and cash equivalents at beginning of period	1,179	529

Cash and cash equivalents at end of period	$1,401	$744

Supplemental Disclosure:
Interest paid	$186	$187
Income taxes paid	$14	$35

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on convertible debt	$105	$3,132
Conversion of convertible debt to common stock	$—	$40
Transfer of equipment to inventory held for resale	$48	$40

Preferred stock dividends	$—	$156

Accretion of preferred stock	$—	$183
The accompanying notes are an integral part of the condensed consolidated financial statements.

QUALMARK CORPORATION AND SUDSIDIARIES
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
NOTE 1 — Business and Summary of Significant Accounting Policies
Financial Presentation
These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and notes thereto as well as other information and analysis included in the Company’s Form 10-KSB for the year then ended.
The interim financial data for the three and nine months ended September 30, 2007 and 2006 is unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Results for the nine months ended September 30, 2007 are not necessarily indicative of results for the remainder of 2007. Amounts at December 31, 2006 are derived from the Company’s audited consolidated financial statements.
Income Taxes
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.
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
Stock Based Compensation
In the three months ended September 30, 2007, the Company recorded compensation expense related to stock options that reduced income from operations by $21,000, incurred a tax benefit of $11,000, increased the net loss by $10,000, and basic net income per share less than $0.01 per share. In the three months ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $28,000, reduced the provision for income taxes by $1,000, reduced net income by $27,000, and basic net income per share less than $0.01 per share. In the nine months ended September 30, 2007, the Company recorded compensation expense related to stock options that reduced income from operations by $69,000, incurred a tax benefit of $37,000, increased the net loss by $32,000, and basic net income per share less than $0.01 per share. In the nine months ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $86,000, reduced the provision for income taxes by $3,000, reduced net income by $83,000, and basic net income per share less than $0.01 per share. The stock based-compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
The Company did not grant any options during the three or nine months ended September 30, 2007. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended June 30, 2006:

Expected life	3 years
Volatility	126%
Risk-free interest rate	4.6%
Dividend yield	0.0%
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
     A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2007	861,360	$1.86
Granted	—	—
Exercised	(500)	0.60
Forfeited	(37,750)	2.37

Outstanding at September 30, 2007	823,110	$1.81	3.57 Years	$—

Exercisable at September 30, 2007	668,490	$1.82	3.53 Years	$—

The total fair value of stock options that vested during the three months ended September 30, 2007 and 2006 was $8,000 and $12,000, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2007 and 2006 was $64,000 and $31,000, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $11,000 and $294,000, respectively. As of September 30, 2007, the Company had approximately 49,000 options available for issuance.

A summary of the status of the Company’s nonvested options as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Nonvested at January 1, 2007	251,570	$1.76
Granted	—	—
Vested	(89,980)	0.71
Forfeited	(6,970)	1.60

Nonvested at September 30, 2007	154,620	$1.79

As of September 30, 2007, the Company had $110,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2 years.
Revenue Recognition
During 2007, the Company entered into a long-term sales contract for an electrodynamic system that is to be delivered on/or about December 31, 2007. The Company has determined that in order to properly match revenue and expenses associated with this contract, it has adopted the percentage of completion method as defined by the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Under SOP 81-1, the Company, during the three and nine months ended September 30, 2007, has recognized $207,000 and $236,000, respectively of revenue. The Company recorded $246,000 of advance billings on contracts (current liability) for cash payments received on the contract in excess of recognized revenue for the nine months ended September 30, 2007.
Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be included in comprehensive income (loss).
Available For Sale Securities
Available for sale securities are carried at the estimated fair value ($63,000 at September 30, 2007) based upon quoted market prices, and are classified as current assets in the Company’s September 30, 2007 consolidated balance sheet, as management reasonably expects the securities to be realized in cash within the next year. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The unrealized gain during the three and nine months ended September 30, 2007, was less than $1,000.

NOTE 2 — Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$2,295	$2,098
Work in process	258	250
Finished goods	702	370
Less: Allowance for obsolescence	(203)	(194)

	$3,052	$2,524

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.
NOTE 3 — Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Ling Electronics trade name/symbol (indefinite life)	$849	$849
ACG Dynamics customer list (5 year life)	152	152
ACG Dynamics non-compete agreement (2 year life)	74	74
Derritron Inc. intangible assets (10 year life)	20	—
Copyright, patents, and trademarks (2 to 20 year life)	402	402
CE Certification (4 year life)	64	64
Other intangibles (3 to 5 year life)	80	61

	1,641	1,602
Less: Accumulated amortization	(639)	(590)

	$1,002	$1,012

During the nine months ended September 30, 2007, the Company purchased the assets of Derritron, Inc., which consisted of fixed assets and technical drawings for $69,000 cash. Management believes the purchase strengthens the Company’s product offerings and develops deeper customer relationships within the Company’s market. Amortization expense on all intangible assets was approximately $16,000 and $26,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense on all intangible assets was approximately $49,000 and $73,000 for the nine months ended September 30, 2007 and 2006, respectively.
NOTE 4 — Borrowings
The Company’s commercial borrowings consist of a term loan with a revolving line of credit (“Credit Agreement”) and two convertible subordinated debt agreements (“Convertible Debt”).
Credit Agreement
On March 13, 2007, the Company entered into the Fifth Amendment to a Loan and Security Agreement (“Fifth Amendment’) with its commercial bank. Among other things, the Fifth Amendment waived all financial covenant violations through January 31, 2007, reduced the financial covenant requirements, restructured the current term loan to extend the amortization period over a term of 24 months and increased the per annum interest rate to 9.75%. On April 2, 2007, the Company entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with its commercial bank, which further reduced the financial covenant requirements through May 31, 2007. Effective June 1, 2007, the financial covenant requirements resumed as previously established by the Fifth Amendment. As of September 30, 2007, the principal balance of the term loan was $668,000.
Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of September 30, 2007, there was $788,000 outstanding in borrowings (classified as current) and $606,000 of availability on the line of credit.

As required by the Credit Agreement, the Company is to make total monthly principal payments of $36,000 on the term loan during 2007. The Company has also determined that, during 2007, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
Convertible Debt
On February 20, 2007, the Company entered into an additional convertible debt agreement (“Additional Convertible Debt”) with the existing debt holder (“Debt Holder”) of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000, which was received on February 21, 2007. All of the proceeds were used to pay off a portion of the term loan within the Credit Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the commercial bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of September 30, 2007, the principal balance (net of a debt discount of $79,000), of the Convertible Debt was $1,381,000. Under the terms of the Convertible Debt, the entire principal balance is due in November 2009.
The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 16.8%. The accretion recorded for the three and nine months ended September 30, 2007 was $9,000 and $21,000, respectively. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense for the three and nine months ended September 30, 2007 of $2,000 and $5,000, respectively. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
On December 12, 2005, the Company entered into a Loan Modification Agreement (“Loan Modification Agreement”) with the Debt Holder, to modify certain existing loan documents. The Loan Modification Agreement allowed the Company to take on additional senior debt to complete the asset acquisition of Ling Electronics (refer to the 2006 10KSB, Financial Statement Note 15). This Loan Modification Agreement, among other things, required the Company to provide a cash deposit of $350,000 as additional security for the obligations outstanding with the Debt Holder. This additional cash security deposit was recorded as an other long-term asset. The deposit does not bear interest and at the maturity date of the Debt Holder obligations will be applied to the outstanding amounts or will be returned to the Company.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of September 30, 2007, the Company was not in compliance with certain financial covenants pertaining to the Credit Agreement and Convertible Debt. As a result, all amounts due under the Credit Agreement are callable by the lender. Therefore, the Company has classified the Credit Agreement term loan balance ($668,000) to current liabilities based on the covenant violations, as they have not yet been cured, and the debt is now callable. The Company has also classified a portion of the Convertible Debt balance ($876,000) as a current liability based on the covenant violations, as they have not yet been cured. The reclassification on the balance sheet was made because the Convertible Debt is now amortizable over a 30 month period, rather than due in full in November 2009. On November 6, 2007, the Company elected to accelerate its Convertible Debt, based on previous financial covenant defaults. The Convertible Debt agreements call for an equal 30 month amortization of the outstanding balance, which was $1,460,000 before any amortization payments, as cure for the financial covenant defaults. The Company has been in default of certain financial covenants of the Convertible Debt since June 30, 2007, however, since that time, the Debt Holder and the Company have been in discussion regarding alternative cures for the financial covenant default. Based on the analysis of the alternative cures, the Company began amortizing the Convertible Debt as originally stated in the Convertible Debt agreements. Therefore, on November 6, 2007, the Company paid the Debt Holder $292,000 to cure defaults from June 30, 2007 through September 30, 2007 and have begun making monthly amortization payments of $49,000.

The weighted average interest rate on all outstanding debt for the nine months ended September 30, 2007 and 2006 was 10.86% and 8.46%, respectively.
NOTE 5 —Income Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

BASIC:
Net (loss) income	$(189)	$192	$(78)	$722

Accretion of redeemable preferred stock	—	(109)	—	(183)

Preferred stock dividends	—	(34)	—	(156)

Net (loss) income available to common shareholders — basic	$(189)	$49	$(78)	$383

Weighted average shares outstanding — basic	8,825	6,240	8,805	5,050

Net (loss) income per share — basic	$(0.02)	$0.01	$(0.01)	$0.08

DILUTED:
Net (loss) income	$(189)	$192	$(78)	$722
Accretion of redeemable preferred stock and preferred stock dividends	—	(143)	—	(339)
Interest expense from convertible debt	—	19	—	55

Net (loss) income available to common shareholders — diluted	$(189)	$68	$(78)	$438

Weighted average shares outstanding — basic	8,825	6,240	8,805	5,050

Dilutive stock options and warrants	—	113	—	146
Convertible securities	—	578	—	603

Weighted average shares outstanding — diluted	8,825 (a)	6,931 (b)	8,805 (a)	5,799 (b)

Net (loss) income per share —diluted	$(0.02)	$0.01	$(0.01)	$0.08

(a)	Does not include common shares obtainable upon conversion of convertible debt and stock options, as the effect would be anti-dilutive.

(b)	Does not include common shares obtainable upon conversion of preferred stock, as the effect would be anti-dilutive.
The calculation of basic and diluted (loss) income per share is as follows (in thousands, except per-share amounts):
Options to purchase 44,000 shares of common stock and 912,000 shares of common stock underlying convertible debt were not included in the dilutive calculation for the three months ended September 30, 2007, as the effect would be anti-dilutive. Options to purchase 63,000 shares of common stock, and 912,000 shares of common stock underlying convertible debt were not included in the dilutive calculation for the nine months ended September 30, 2007, as the effect would be anti-dilutive.
Options and warrants to purchase 113,000 shares of common stock and 578,000 shares of common stock underlying convertible debt were included in the dilutive calculation for the three months ended September 30, 2006; 4,215,000 shares of common stock underlying convertible preferred stock were not included in the dilutive calculation as the effect would be anti-dilutive, for the three months ended September 30, 2006. Options and warrants to purchase 146,000 shares of common stock, and 603,000 shares of common stock underlying convertible debt were included in the dilutive calculation for the nine months September 30, 2006; 4,050,000 shares of common stock underlying convertible preferred stock were not included in the dilutive calculation as the effect would be anti-dilutive, for the nine months ended September 30, 2006.
NOTE 6 — Segment Information
The Company operates in two business segments; HALT/HASS (“HALT/HASS”) and Electrodynamic Vibration (“ED”). The HALT/HASS segment is engaged in the manufacture and sale of accelerated vibration and thermal chambers for quality control testing of various electronic devices and operates test centers where accelerated vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.
The tables below summarize information about reported segments (in thousands) as of and for the three and nine months ended September 30, 2007 and 2006:

	HALT/HASS	ED	TOTAL

THREE MONTHS ENDED SEPTEMBER 30, 2007
Net revenue	$1,596	$1,113	$2,709
Gross profit	614	360	974

THREE MONTHS ENDED SEPTEMBER 30, 2006
Net revenue	$2,931	$707	$3,638
Gross profit	1,208	180	1,388

	HALT/HASS	ED	TOTAL

NINE MONTHS ENDED SEPTEMBER 30, 2007
Net revenue	$7,470	$2,526	$9,996
Gross profit	3,430	654	4,084

NINE MONTHS ENDED SEPTEMBER 30, 2006
Net revenue	$9,884	$2,240	$12,124
Gross profit	4,480	616	5,096

The following information is by geographic area (in thousands) as of and for the three and nine months ended September 30, 2007 and 2006:

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
THREE MONTHS ENDED SEPTEMBER 30, 2007
Net revenue	$2,297	$270	$142	—	$2,709
Long lived assets, net	3,174	51	—	—	3,225

THREE MONTHS ENDED SEPTEMBER 30, 2006
Net revenue	$2,173	$387	$1,078	—	$3,638

				AUSTRALIA/
	UNITED		ASIA	NEW
	STATES	EUROPE	PACIFIC	ZEALAND	TOTAL
NINE MONTHS ENDED SEPTEMBER 30, 2007
Net revenue	$6,923	$1,380	$1,693	—	$9,996
Long lived assets, net	3,174	51	—	—	3,225

NINE MONTHS ENDED SEPTEMBER 30, 2006
Net revenue	$6,848	$1,181	$3,923	$172	$12,124
International sales are based on where the products were shipped and where test center services were rendered.
NOTE 7 — Income Taxes
During the three months ended September 30, 2007 and 2006, the Company recorded a tax benefit of $154,000 and $97,000, respectively, and recorded $4,000 during each period for income taxes expensed and paid. During the nine months ended September 30, 2007 and 2006, the Company recorded a tax benefit of $82,000 and $5,000, respectively, and recorded $14,000 and $35,000, respectively, of income taxes expensed and paid. The tax benefit was recorded based on the Company’s estimate of its effective income tax rate for the year. The effective income tax rate is reevaluated each reporting period. The Company has determined its effective tax rate for tax benefit calculation purposes for the year is 54%, which is the statutory rate increased by non-deductible expenses. The Company anticipates income before income taxes for the year ending December 31, 2007, although no assurance can be given. The Company intends to utilize remaining net operating loss carryforwards to offset any ordinary taxable income for the year ending December 31, 2007.

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
Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
Revenue
Net revenue decreased $929,000 or 25.5% from $3,638,000 in the three months ended September 30, 2006 to $2,709,000 for the three months ended September 30, 2007.
HALT/HASS Revenue (HALT/HASS)
HALT/HASS revenue is comprised of two components; the manufacture and distribution of accelerated reliability testing units, parts, and service, which represented 92% of HALT/HASS segment revenue for the quarter ended September 30, 2007, and a network of test centers which represented 8% of HALT/HASS segment revenue for the quarter ended September 30, 2007. HALT/HASS revenue decreased $1,335,000 or 45.5% from $2,931,000 in the three months ended September 30, 2006 to $1,596,000 in the three months ended September 30, 2007. The decrease in revenue for the three months ended September 30, 2007 is primarily a direct result of adverse business conditions affecting two of the Company’s customers in Asia and Europe and an overall, global, cautionary capital spending market. The Company anticipates that these Asian and European customers will resolve their situations and continue to drive Company revenue, however no assurances can be given. The Company believes it is adequately diversified through its current geographies and markets to overcome the decline in revenue attributed to these international customers, however no assurances can be given. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold decreased 27.3% for the three months ended September 30, 2007 from the three months ended September 30, 2006. Of the total units sold, international system sales decreased 86.7% for the three months ended September 30, 2007. In addition, the Company’s test centers experienced a decrease in revenue of 42.5% from the comparable quarter of the prior year, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. In the three month period ended September 30, 2007, the Company operated two test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2006. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation. Effective September 30, 2006, the Company sold a majority of the assets in its Huntington Beach, CA test lab operation. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This strategic agreement test center model may result in decreased revenues, but should provide the Company with higher test center profit margins, however no assurances can be given. Qualmark utilizes thirty-two independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
Electrodynamic Revenue (ED)
ED revenue is sold under two primary brands; Ling Electronics, which provides a full line of new electrodynamic shakers and ACG Dynamics, which provides used/refurbished electrodynamic shakers, parts, and service. ED revenue increased $406,000 or 57.4% from $707,000 in the three months ended September 30, 2006 to $1,113,000 in the three months ended September 30, 2007. ED revenue generated for the three months ended September 30, 2007 included new electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The primary increase in ED revenue for the quarter is attributed to the completion and shipment of multiple Ling Electronics elctrodynamic shakers, that have been associated with extended manufacturing lead times.
Gross Profit
Total gross margin for the three months ended September 30, 2007 was 36.0%. This compares to a gross margin of 38.2% for the three months ended September 30, 2006. The decrease in gross margin for the three-month period is primarily due to the lower sales volume reported during the quarter ended September 30, 2007. The Company believes that its gross margin for each respective business segment is in line with the current business environment and is making every effort to further increase gross margin, however no assurance can be given.
Operating Expenses
Total operating expenses increased $39,000 or 3.2% to $1,244,000 for the three months ended September 30, 2007 from $1,205,000 for the three months ended September 30, 2006.
Selling, general and administrative expenses increased $38,000 or 3.8% to $1,051,000 in the three months ended September 30, 2007 from $1,013,000 for the three months ended September 30, 2006. The Company experienced a decrease in variable sales related expenses for the quarter (based on lower sales volume); however in the Company’s effort to continue to grow sales and expand market share certain additional expenditures were incurred, which resulted in a selling, general and administrative expense net increase of $38,000 for the period. The Company continues to monitor its selling, general, and administrative expenses during slower sales periods, in which expenditure fluctuations may occur from quarter to quarter.
Research and development costs increased $1,000 or less than 1% to $193,000 for the three months ending September 30, 2007 from $192,000 for the three months ended September 30, 2006. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.
Interest Expense
Interest expense decreased $15,000 or 17.9% to $69,000 for the three months ended September 30, 2007 from $84,000 for the three months ended September 30, 2006. The decrease in interest expense is primarily attributed to the reduction in outstanding commercial borrowings.
Income Tax
Income tax benefit increased $57,000 or 61.3% to $150,000 for the three months ended September 30, 2007 from $93,000 for the three months ended September 30, 2006. The primary reason for the increase was due to the Company recording a loss before income taxes for the three months ended September 30, 2007 compared to an income before income taxes for the three months ened September 30, 2006. The Company has determined its effective tax rate for provision calculation purposes for the year is 54.0%, which is the statutory rate adjusted for non-deductible expenses.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended Sept 30, 2006
Revenue
Net revenue decreased $2,128,000 or 17.6% to $9,996,000 in the nine months ended September 30, 2007 from $12,124,000 for the nine months ended September 30, 2006.
HALT/HASS Revenue (HALT/HASS)
HALT/HASS revenue is comprised of two components; the manufacture and distribution of accelerated reliability testing units, parts, and service, which represented 94% of HALT/HASS segment revenue for the nine months ended September 30, 2007, and a network of test centers, which represented 6% of HALT/HASS segment revenue for the nine months ended September 30, 2007. HALT/HASS revenue decreased $2,414,000 or 24.4% to $7,470,000 in the nine months ended September 30, 2007 from $9,884,000 in the nine months ended September 30, 2006. The decrease in revenue for the nine months ended September 30, 2007 is primarily a direct result of adverse business conditions affecting two of the Company’s customers in Asia and Europe and an overall, global, cautionary capital spending market. The Company anticipates that these Asian and European customers will resolve their situations and continue to drive Company revenue; however no assurances can be given. The Company believes it is adequately diversified through its current geographies and markets to overcome the decline in revenue attributed to these international customers; however no assurances can be given. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of units sold decreased 23.9% for the nine months ended September 30, 2007 from the nine months ended September 30, 2006. Of the total units sold, international system sales decreased 47.2% for the nine months ended September 30, 2007. In addition, the Company’s test centers experienced a decrease in revenue of 48.3% from the period of the prior year, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. In the nine month period ended September 30, 2007, the Company operated two test centers in the U.S., maintained three domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2006. Effective June 30, 2006 the Company sold all of the assets in its Santa Clara, CA test lab operation. Effective September 30, 2006, the Company sold a majority of the assets in its Huntington Beach, CA test lab operation. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This strategic agreement test center model may result in decreased revenues, but should provide the Company with higher test center profit margins, however no assurances can be given. Qualmark utilizes thirty-two independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
Electrodynamic Revenue (ED)
ED revenue is sold under two primary brands; Ling Electronics, which provides a full line of new electrodynamic shakers and ACG Dynamics, which provides used/refurbished electrodynamic shakers, parts, and service. ED revenue increased $286,000 or 12.8% from $2,240,000 in the nine months ended September 30, 2006 to $2,526,000 in the nine months ended September 30, 2007. ED revenue generated for the nine months ended September 30, 2007 included new and used electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The primary increase in ED revenue for the period is attributed to the completion and shipment of multiple Ling Electronics electrodynamic shakers that have been associated with extended manufacturing lead times.

Gross Profit
Total gross margin for the nine months ended September 30, 2007 was 40.9%. This compares to a gross margin of 42.0% for the nine months ended September 30, 2006. The decrease in gross margin for the nine month period ended September 30, 2007 is primarily due to the lower sales volume reported during the quarter ended September 30, 2007. The Company believes that its gross margin for each respective business segment is in line with the current business environment and is making every effort to further increase gross margin, however no assurance can be given.
Operating Expenses
Total operating expenses decreased $112,000 or 2.7% to $3,998,000 for the nine months ended September 30, 2007 from $4,110,000 for the nine months ended September 30, 2006.
Selling, general and administrative expenses decreased $217,000 or 6.1% to $3,365,000 in the nine months ended September 30, 2007 from $3,582,000 for the nine months ended September 30, 2006. The primary decrease in selling, general and administrative expenses resulted from a decline in variable sales expenses, which are based on lower sales volume for the period.
Research and development costs increased $105,000 or 19.9% to $633,000 for the nine months ended September 30, 2007 from $528,000 for the nine months ended September 30, 2006. The increase is primarily attributed to an increase in project expense related to further advancement of current Company products. The Company continually strives to sustain its commitment to product improvements and research and development. As a result, research and development expenditures fluctuate from quarter to quarter, and may increase in future quarters.
Interest Expense
Interest expense decreased $2,000 or less than 1% to $232,000 for the nine months ended September 30, 2007 from $234,000 for the nine months ended September 30, 2006. The overall decrease in interest expense was less than 1% due to a reduction in outstanding commercial borrowings coupled with the Company incurring an expense charge of $15,000 to waive certain financial covenant defaults associated with the Company’s Convertible Debt during the three month period ended June 30, 2007; refer to Note 4 of the Financial Statements.
Income Tax
The Company recorded an income tax benefit of $68,000 for the nine months ended September 30, 2007 versus an income tax expense of $30,000 for the nine months ended September 30, 2006, which resulted in a change of $98,000 or 326.7%. The primary reason for recording the income tax benefit was due to the Company recording a loss before income taxes for the nine months ended September 30, 2007 compared to an income before income taxes for the nine months ended September 30, 2006. The Company has determined its effective tax rate for provision calculation purposes for the year is 54.0%, which is the statutory rate adjusted for non-deductible expenses.
Liquidity and Capital Resources
During the nine months ended September 30, 2007, the Company generated $1,194,000 of cash from operating activities, invested $63,000 in available for sale securities, purchased the assets of Derritron for $69,000, invested $117,000 for property and equipment, repaid $1,224,000 of commercial bank borrowings, borrowed $500,000 from the existing convertible debt holder and received $1,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash increase of $222,000, for an ending balance of $1,401,000 at September 30, 2007. During the nine months ended September 30, 2006, the Company generated $625,000 of cash from operating activities, invested $182,000 for property and equipment, received $27,000 from the sale of equipment, repaid $685,000 of commercial bank borrowings, borrowed $400,000 from the existing revolving line of credit and received $30,000 from the issuance of common stock through the exercise of employee stock options. Together, these activities resulted in a cash increase of $215,000, for an ending balance of $744,000 at September 30, 2006.

The Company’s commercial borrowings consist of a term loan with a revolving line of credit (“Credit Agreement”) and two convertible subordinated debt agreements (“Convertible Debt”), refer to the Company’s 2006 Form 10-KSB.
Credit Agreement
On March 13, 2007, the Company entered into the Fifth Amendment to a Loan and Security Agreement (“Fifth Amendment’) with its commercial bank. Among other things, the Fifth Amendment waived all financial covenant violations through January 31, 2007, reduced the financial covenant requirements, restructured the current term loan to extend the amortization period over a term of 24 months and increased the per annum interest rate to 9.75%. On April 2, 2007, the Company entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with its commercial bank, which further reduced the financial covenant requirements through May 31, 2007. Effective June 1, 2007, the financial covenant requirements resumed as previously established by the Fifth Amendment. As of September 30, 2007, the principal balance of the term loan was $668,000.
Both the revolving credit line and term loan under the Credit Agreement are collateralized by substantially all the assets of the Company. Borrowings under the line of credit are subject to borrowing base limits. As of September 30, 2007, there was $788,000 outstanding in borrowings (classified as current) and $606,000 of availability on the line of credit.
As required by the Credit Agreement, the Company is to make total monthly principal payments of $36,000 on the term loan during 2007. The Company has also determined that, during 2007, draws and payments on the revolving line of credit are expected to be made based on operational cash flows.
Convertible Debt
On February 20, 2007, the Company entered into an additional convertible debt agreement (“Additional Convertible Debt”) with the existing debt holder (“Debt Holder”) of the Convertible Debt. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000, which was received on February 21, 2007. All of the proceeds were used to pay off a portion of the term loan within the Credit Agreement. The Additional Convertible Debt agreement is a thirty-three month, interest only, convertible subordinated debt agreement, subordinate to the claims of the commercial bank. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of September 30, 2007, the principal balance (net of a debt discount of $79,000), of the Convertible Debt was $1,381,000. Under the terms of the Convertible Debt, the entire principal balance is due in November 2009.
The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 16.8%. The accretion recorded for the three and nine months ended September 30, 2007 was $9,000 and $21,000, respectively. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense for the three and nine months ended September 30, 2007 of $2,000 and $5,000, respectively. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
On December 12, 2005, the Company entered into a Loan Modification Agreement (“Loan Modification Agreement”) with the Debt Holder, to modify certain existing loan documents. The Loan Modification Agreement allowed the Company to take on additional senior debt to complete the asset acquisition of Ling Electronics (refer to the 2006 10KSB, Financial Statement Note 15). This Loan Modification Agreement, among other things, required the Company to provide a cash deposit of $350,000 as additional security for the obligations outstanding with the Debt Holder. This additional cash security deposit was recorded as an other long-term asset. The deposit does not bear interest and at the maturity date of the Debt Holder obligations will be applied to the outstanding amounts or will be returned to the Company.
The Company must maintain certain financial and other covenants to be in compliance with the Credit Agreement and the Convertible Debt. The Company is not now, nor has it ever been in arrears on any payment pursuant to the Credit Agreement or the Convertible Debt. As of September 30, 2007, the Company was not in compliance with certain financial covenants pertaining to the Credit Agreement and Convertible Debt. As a result, all amounts due under the Credit Agreement are callable by the lender. Therefore, the Company has classified the Credit Agreement term loan balance ($668,000) to current liabilities based on the covenant violations, as they have not yet been cured, and the debt is now callable. The Company has also classified a portion of the Convertible Debt balance ($876,000) as a current liability based on the covenant violations, as they have not yet been cured. The reclassification on the balance sheet was made because the Convertible Debt is now amortizable over a 30 month period, rather than due in full in November 2009. On November 6, 2007, the Company elected to accelerate its Convertible Debt, based on previous financial covenant defaults. The Convertible Debt agreements call for an equal 30 month amortization of the outstanding balance, which was $1,460,000 before any amortization payments, as cure for the financial covenant defaults. The Company has been in default of certain financial covenants of the Convertible Debt since June 30, 2007, however, since that time, the Debt Holder and the Company have been in discussion regarding alternative cures for the financial covenant default. Based on the analysis of the alternative cures, the Company began amortizing the Convertible Debt as originally stated in the Convertible Debt agreements. Therefore, on November 6, 2007, the Company paid the Debt Holder $292,000 to cure defaults from June 30, 2007 through September 30, 2007 and have begun making monthly amortization payments of $49,000.
The weighted average interest rate on all outstanding debt for the nine months ended September 30, 2007 and 2006 was 10.86% and 8.46%, respectively.
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2007 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net income and usage of cash and cash equivalents for the remainder of 2007 or 2008. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and availability on its revolving credit line provide adequate capital resources to fund its operations, 2007 debt repayments, and working capital needs, through at least the end of the third quarter of 2008.
Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to interest rate changes are primarily related to its variable rate debt issued under its revolving line of credit under the Credit Agreement of $788,000 (refer to Note 4, of the Financial Statements). Because the interest rate on this facility is variable, based upon the bank’s prime rate, the Company’s interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2007 would be an annual increase or decrease of approximately $8,000 in interest expense for a twelve-month period.
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
Government Regulation
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
Critical Accounting Policies and Estimates
Refer to the 2006 Form 10KSB, Management Discussion and Analysis, Item 6.
During 2007, the Company entered into a long-term sales contract that the Company is accounting for under the percentage of completion method. Accordingly, revenue is recognized in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates may be made periodically, and any losses expected to be incurred on contracts in progress will be charged to operations in the period such losses are determined. Contract costs include all direct material, labor, subcontract costs and an estimate of indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue, which will be recorded in the period in which the revisions are determined.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     Refer to 2006 Form 10-KSB, Note 14 of the Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     Refer to Note 4 of the Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
(a)	Exhibits — See Index to Exhibits

(b)	Reports on Form 8-K during the quarter ended September 30, 2007:

On July 25, 2007, the Company issued a press release announcing its earnings for the quarter ended June 30, 2007.

On September 17, 2007, the Company issued a press release announcing Mr. Jeffrey Hale, the Company’s Vice President of Sales and Marketing, agreed to end his employment with the Company.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QualMark Corporation
Date: November 13, 2007	By:	/s/ CHARLES D. JOHNSTON
Charles D. Johnston President,
Chief Executive Officer

Date: November 13, 2007	By:	/s/ ANTHONY A. SCALESE
Anthony A. Scalese
Chief Financial Officer & Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Certificate of Designation for Series A Preferred Stock.(5)

3.4	Amended Certificate of Designation for Series A Preferred Stock.(5)

3.5	Statement of Change of Registered Agent.(5)

4.1	Form of Certificate for Shares of Common Stock.(1)

4.6	Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1	Qualmark Corporation 1993 Incentive Stock Option Plan.(1)

10.2	Qualmark Corporation 1996 Stock Option Plan.(3)

10.3	Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)

10.4	Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)

10.5	Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.8	Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.11	Loan and Security Agreement dated April 30, 1996, by and between Qualmark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)

10.12	Loan and Security Agreement dated December 22, 1998, by and between Qualmark Corporation and U.S. Bank National Association.(4)

10.13	Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between Qualmark and U.S. Bank National Association.(4)

10.14	Second Amendment to Loan Agreement dated August 23, 1999 by and between Qualmark and U.S. Bank National Association.(5)

10.15	Settlement Agreement dated August 30, 1999 by and among Qualmark Corporation and Screening Systems, Inc.(5)

10.16	Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17	Third Amendment to Loan Agreement dated March 31, 2000 by and between Qualmark and U.S. Bank National Association.(6)

10.18	Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

10.19	Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between Qualmark and U.S. Bank National Association.(8)

10.20	Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between Qualmark and U.S. Bank National Association.(9)

10.21	Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between Qualmark and U.S. Bank National Association. (10)

10.22	Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

10.23	Series C Preferred Stock Certificate of Designations (11)

10.24	Series B Preferred Stock Certificate of Designations (11)

10.25	Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between Qualmark and U.S. Bank National Association.(12)

10.25(b)	Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between Qualmark and U.S. Bank National Association(13)

10.26	Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

EXHIBIT
NUMBER	DESCRIPTION

10.26(b)	Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)

10.27	Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between Qualmark and U.S. Bank National Association. (14)

10.28	Settlement Agreement and Payment Schedule dated February 13, 2004, by and between Qualmark Corporation and Gregg K. Hobbs. (14)

10.29	Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between Qualmark and U.S. Bank National Association.(15)

10.30	Loan and Security Agreement dated November 9, 2004 by and between Qualmark and Silicon Valley Bank (16)

10.31	Loan and Security Agreement dated November 11, 2004 by and between Qualmark and Partners for Growth (17)

10.32	Asset Purchase Agreement dated November 12, 2004 by and between Qualmark and ACG Dynamics, Inc. (17)

10.33	Loan and Security Agreement dated December 8, 2005 by and between Qualmark and Silicon Valley Bank (18)

10.34	Amendment to Loan and Security Agreement dated December 12, 2005 by and between Qualmark and Partners for Growth (18)

10.35	Asset Purchase Agreement dated December 13, 2005 by and between Qualmark and SatCon Technology.(18)

10.36	Loan and Security Agreement dated February 20, 2007 by and between Qualmark and Partners for Growth (19)

10.37	Fifth Amendment to Loan and Security Agreement dated March 13, 2006 by and between Qualmark and Silicon Valley Bank (19)

10.38	Sixth Amendment to Loan and Security Agreement dated April 2, 2007 by and between Qualmark and Silicon Valley Bank (20)

10.39	Loan Modification and Limited Waiver dated May 7, 2007 by and between Qualmark and Partners for Growth, L.P. (20)

14	Director and Officer Code of Ethics (14)

31.1	CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement No. 333-1454-D on Form SB-2.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3)	Incorporated by reference from the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4)	Incorporated by reference from the Company’s Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007