Form 10KSB
period 2007-12-31
QUALMARK CORP
filed 2008-03-31
CIK 1006691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2007

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
COMMON STOCK (NO PAR VALUE)
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined I Rule 12b-2 of the Exchange Act. Yes ☐     No ☑
Issuer’s revenues for its most recent fiscal year. $14,477,000
The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of March 27, 2008 was $6,158,812.
The number of shares outstanding of the issuer’s Common Stock as of March 27, 2008 was 9,623,144.
DOCUMENTS INCORPORATED BY REFERENCE
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
Qualmark currently operates two test centers located in the metropolitan areas of Denver, Colorado and Boston, Massachusetts. The Company also has entered into domestic strategic agreements with large testing companies in Detroit, Michigan, and Huntsville, Alabama. In addition, the Company has established strategic agreements with IMQ Instituto Del Marchia Di Qualita, Institutet For Verkstadsteknisk Forskning, the Swedish Institute of Production Engineering and MB Electronique to operate testing centers in Netherlands, Italy, Sweden and France. As domestic or international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.
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
PRODUCTS AND SERVICES
HALT/HASS SEGMENT:
     THE TYPHOON COMBINED STRESS SYSTEM
The Company’s Typhoon Combined Stress Systems for HALT and HASS are comprised of two main subassemblies: the X-LF Vibration Assembly, which applies vibrational stresses, and the UltraRate Thermal Chamber Assembly, which applies thermal stresses and houses the vibration assembly.

The X-LF Vibration Assembly
The X-LF system is a multi-axis vibration system comprised of a table, actuators and unique attachment. The vibration table provides 6 degrees of freedom of motion that moves simultaneously in three linear axes and three angular rotations. Each axis has broad-band random vibration, with all frequencies present, all of the time. While the traditional frequency range used for Design Verification Testing (DVT) and Environmental Stress Screening (ESS) is from 2Hz to 2,000 Hz, the Company’s system creates vibrational forces between 2Hz and 10,000 Hz. The new X-LF table has significantly increased low frequency energy available resulting in more effective testing and screening for larger sub-systems. It also provides extremely complex motion across a broad frequency range, which is desirable for many current electronic technologies. Thus, the system creates virtually any vibration that could occur naturally during product use. This is important in testing and screening applications to expose most flaws, whether it is design or process related, before the product is placed into service.
The X-LF Vibration System consists of two major components:
Vibration Table
The patented table is constructed out of a top plate, thermal insulation. silicon sheet layer, and supporting understructure. This design results in higher low frequency energy and improved energy distribution over the active frequency range. This table has proved particularly effective in the testing of assemblies with larger components. The Company, while continuing to supply a range of standard table sizes, has also produced custom sizes to meet customer requirements. The Company uses an outside source to produce its vibration tables, however the Company is not dependent on a single source of supply and controls all design and documentation.
Actuators
Attached to the bottom surface of the vibration table understructure are a set of pneumatic piston driven actuators. The method of attachment is also the subject of a patent application, as the unique method shapes the frequency distribution. There are three types of actuators used, ASX, LF and MF. The combination of actuators provides excitation in both the low and high frequency areas of the energy spectrum. Compressed air is used to drive the pistons in the actuators to impact the top of the actuators, translating the energy through the attachment system to vibration energy in the table.
The unique design of these actuators when used in conjunction with the new table generates an even distribution of vibratory energy in the frequency spectrum. This provides for more effective fault detection and screening. The Company has released this technology in all of the Typhoon system sizes.
     TYPHOON TECHNOLOGY
The Typhoon technology represents the newest development in UltraRate Thermal technology. The UltraRate Thermal Chamber, which houses the X-LF Vibration Assembly, changes temperature at rates up to 60 degrees Centigrade per minute. This high rate of change results in highly effective design verification during HALT and extremely short production screens during HASS, requiring less equipment and personnel to perform a given series of thermal cycles. This capability significantly reduces test time, with resulting cost reductions in equipment and personnel. The technology lowers operating costs by reducing thermal mass of the chamber and optimizing the efficiency of the air flow system, which consequently reduces operating costs.
The Company’s Typhoon Combined Stress Systems for HALT and HASS are presently available in six sizes, including a vibration only tabletop model (OVTT). The number after the “Typhoon” in the Company’s product models represents the linear footage of the vibration table as explained below. Therefore, a Typhoon-1.5 contains a 1.5’ x 1.5’ (18” x 18”) table, a Typhoon-2.5 contains a 2.5’ x 2.5’ (30” x 30”) table, and so on. In addition to these standard systems, the Company has also designed and manufactured custom systems to meet unique customer requirements. Through this product spectrum, the Company provides systems capable of meeting virtually every accelerated design ruggedization and production-screening requirement. The variety of chamber sizes allows customers to purchase equipment that meets their requirements and to consume only the energy necessary to meet their requirements. The Typhoon-2.5 through Typhoon 8.0 has a feature which allows the user to raise the vibration table, thus decreasing the internal volume of the chambers to the minimum size required. By cooling and heating a smaller volume, the customer can save considerably on power and liquid nitrogen requirements.
Typhoon-1.5 and Typhoon-2.0:
The Typhoon-1.5/2.0 is the smallest version of the Typhoon product line. The Typhoon-1.5/2.0 is a truly portable, multi-axis vibration and high performance thermal chamber. Equipped with all of the same operating features of the larger Typhoon systems, including a PC controller, the Typhoon-1.5/2.0 is primarily used by manufacturers of small products (such as “palm size” circuit boards, modem cards for notebook computers, disk drives, etc.) and usually in the product development (HALT) area.
Typhoon-2.5 and Typhoon-3.0:
The Typhoon-2.5, historically, is the most popular system in the Typhoon product line. The Typhoon-3.0 has begun to generate the most attention in the Typhoon product line. The Typhoon-3.0 contains the same capabilities as the Typhoon-2.5, but allows for additional testing area. The additional testing area allows the user to utilize the chamber for either HALT (engineering based tests) or HASS (production line tests). The Typhoon-2.5/3.0 is a mid-size system and is PC-controlled. Typical uses of the Typhoon-2.5/3.0 include mid-size product HALT applications (disk drives, small computers, power supplies, monitors, etc.) and small volume HASS applications (multiple disk drives, multiple modem cards for notebook computers, etc.)
Typhoon-4.0:
The Typhoon-4.0 is the largest standard PC-controlled system in the Company’s product line. The most common application for the Typhoon-4.0 is large volume production screening (HASS) incorporated on a manufacturing line, which tests products such as computers, monitors, communications systems, etc.
Typhoon-8.0:
The Typhoon-8.0 is the largest specialized system in the Company’s product line. The most common application for the Typhoon-8.0 is large volume production screening (HASS) incorporated on a manufacturing line, which tests oversized products such as 100” flat screen televisions, appliances, etc. The Typhoon-8.0 is PC-controlled and contains the largest 6 degree of freedom vibration table available, measuring an impressive 48” wide x 100” long.
Omniaxial Vibration Table Top (OVTT):
The OVTT (Omniaxial Vibration Table Top) system enables users to quickly and conveniently perform vibrational evaluations for field returns, spot audits and pre- and post- release product design verifications. The OVTT system uses the Company’s patented six degrees of freedom vibration technology and was designed with low air requirements and low noise levels, making it efficient and inexpensive to use. The OVTT has the flexibility of a table top vibration system, which allows companies to mount the OVTT into most environmental chambers.
A one year limited warranty is included with each Typhoon system sold. Various options and accessories are available for each Typhoon model including oxygen monitors, spectrum analyzers, HALT Fixture kits, extended warranties, and on-site applications assistance.
     QUALMARK ENGINEERING SERVICES (“QES”)
The Company offers a range of engineering services tailored to help solve test process problems. The services that are offered under QES are:
•	HALT and HASS testing procedure development

•	Precision HALT and HASS product fixturing solutions

The Company reviews each project with experts in the various fields and compiles a proposal, which typically includes investigation, specification, and execution. After the system or process is installed, the Company continues to work with its customers to monitor and support the product and process. This approach gives customers access to experts in varying fields at a time when internal resources are often overburdened. The result is a better product delivered to the marketplace, faster.
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
The Company offers on-site applications support services, through its ARTC network, to advise on the proper application of HALT and HASS techniques.
ED SEGMENT :
QUALMARK ACG CORPORATION (ACG)
ACG manufacturing services include complete factory rebuilt vibration test systems and shakers. ACG offers new solid-state amplifiers to help drive existing shakers of all models, as well as to be utilized in conjunction with older restored systems. ACG will rebuild all makes and models of exciters (shakers) and upgrade exciters to produce longer stroke, as well as rebuilding armatures or the moving elements on all makes and models. Replacement field coils can be rebuilt for most makes and models of exciters; field-degaussing coils can also be repaired or reconditioned. ACG has improved the suspension systems for higher reliability and ease of maintenance. Fully bonded replacement of moving elements is also provided. ACG has the capabilities to design and fabricate high-tech low-weight, high frequency armatures as well as custom dynamic testing equipment. Special transformers and electric coils can also be designed and built or rebuilt if necessary.
ACG field engineering services include onsite complete diagnostic testing, troubleshooting and repair of all makes and models of vibration systems. ACG has the capability to rebuild or upgrade systems onsite, as well as replace solid-state electronics. ACG provides technical expertise on all makes and models of exciters, amplifiers and vibration controllers. Individual instruction on system installation, maintenance, calibration and operation of all systems can also be provided onsite.

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
MARKETING
During 2007, the Company continued its strategic marketing and sales programs to maximize market exposure.
The Company leverages its technological expertise through web-based seminars (webinars) and education forums (seminars) in order to expand the Company’s knowledge base in the overall reliability process. The Company emphasizes the unique advantages that Qualmark brings to the market, as one of the only major manufacturer in the world producing both HALT/HASS and ED products.
The Company believes that the combined worldwide market for these two technology groups is in excess of $175 million and that the Company can expand its share of this large market through structured and focused marketing and sales efforts. Qualmark’s HALT/HASS segment is highly recognized in the industry, with a reputation for quality and successful HALT tests. The Company utilizes an approach to educate and train to a successful HALT/HASS implementation. The Company’s ED segment reflects small market share with room to expand as the Company re-energizes the brand-awareness and brand-image of Ling Electronics that was historically built over the previous 55 years.
SALES STRATEGY
Qualmark utilizes a partner sales model, whether through sales representatives or sales/service distributors, in order to expand the Company’s reach and scale. The Company has three primary world regions and three Sales Director positions overseeing these regions, which are the United States, Europe and Asia. The Company also utilizes thirty-one independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
CUSTOMERS
The Company continues to market and sell its systems to the leading corporations of the world in the Consumer Electronics, Personal Computing, Medical, Avionics, Automotive, and Defense industries.

The Company’s customer base continues to be varied and is as follows:
AEROSPACE AND DEFENSE
Aviation electronics
Display switches
Flight navigation systems
Marine navigation systems
Naval weapons systems
COMPUTER RELATED PRODUCTS
Circuit boards
Disk drives Modems
Monitors
Power supplies
Printers
Tape backup drives
OTHER
Automotive circuitry
Electronic oil and gas flow meters
Global positioning systems
Power supplies of all types
TELECOMMUNICATIONS
Automated teller machines
Air conditioning electronics
Cellular telephones
Fax machines
Switching systems
MEDICAL ELECTRONICS
Electronic thermometers
Glucose monitors
Infusion pumps
IV pumps
Hearing aids
Pacemakers
Catheter control systems
EKG machines
Hearing aids
CONSUMER ELECTRONICS
Refrigerators
Televisions
Video Recorders
LED flat screens
Plasma flat screens
Garage door electronics

RESEARCH AND PRODUCT DEVELOPMENT
Research and product development expenditures for the fiscal years ending December 31, 2007 and 2006 were $849,000 and $784,000, respectively. During 2007, the Company further refined its proprietary thermal and vibration control systems to provide more precise control for the growing base of HASS users. Additionally, user interface enhancements were developed that add new HASS features while further improving ease of use and substantially improving chamber safety systems designed to protect test units in the event of test errors or component failure. During 2006, the Company released an upgraded Typhoon-3.0 designed for international standards for reliability and safety. The Company also released a higher performance, longer life pneumatic vibrator. The Company developed and launched an upgraded software package improving thermal control of its HALT/HASS chambers, which also provides an easier method of tuning thermal properties. Design was completed on a redesigned Typhoon-4.0 production level HASS chamber, marking the first use of Finite Element Analysis for thermal/air flow design, as well as chamber structural design.
The Company continues to apply research and new technology towards improving vibration and thermal performance of Typhoon chambers while improving the life and reliability of components and systems.
New development activities will focus on further refinement of existing products and integration between HALT/HASS and ED test offerings.
INTELLECTUAL PROPERTY
The Company continues the practice, where possible, to pursue patent protection on its products. The Company has been issued 12 United States patents (the “Patents”) and numerous foreign patents issued in six countries. These patents protect certain features of the OmniAxial and X-LF Vibration Assemblies of the Company’s OVS Combined Stress Systems or certain design features of the pneumatic, piston-driven actuators (vibrators) that help create random motion of the vibration table. The company recently responded to patent office actions on new patent applications.
The Patents provide barriers to competition in the equipment sales portion of its business. The loss of some or all of the protection of the Patents would make it easier for other companies to enter the Company’s market, and to compete, by eroding the Company’s ability to differentiate itself on the basis of technical superiority.
The Company has received three copyrights (the “Copyrights”) from the Register of Copyrights of the United States of America. The Copyrights include; all seminar material and related text, graphics, graphs, illustrations, tables, and slides, Qualmark Corporation Typhoon Manager 5.0 software and related object and source code, and Qualmark Corporation Q-Link 5.0 software and related object and source code.
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
The Company has the following registered or pending marks with the United States Patent and Trademark Office: QUALMARK and LING ELECTRONICS. The Company plans to make additional trademark, service mark, and certification mark applications as appropriate. The Company also has received Certificate Europa (CE) approval on its Typhoon chambers and OVTT, which is required for sale in the European Community.
The Company’s Patents, Copyrights, and Trademarks range in duration from between two and twenty years.

COMPETITION
HALT/HASS SEGMENT:
Equipment:
The following represents a listing of competitors known to the Company within the served industries:
1. Thermotron Industries, Michigan
2. Envirotronics, Michigan
3. Screening Systems, Inc., California
4. HALT/HASS, Inc., Colorado
5. Hanse Industries, Colorado
6. ACS, Italy
ARTC Labs:
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
7. Data Physics, California
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

PRODUCT WARRANTIES AND SERVICE
In 2007 and 2006, the Company offered a limited one-year parts and labor warranty on all new Typhoon (HALT/HASS) and electrodynamic (ED) factory rebuilt systems, respectively, and six months on system upgrades (upgraded parts only). Customers can purchase extended warranties on their HALT/HASS or ED systems, which may include up to two preventive maintenance visits during the year by a qualified Company representative. The Company occasionally sends its technicians into the field for warranty repairs. During 2008, the Company will continue to offer a standard, one-year parts and 90 days labor warranty on all new HALT/HASS and ED systems, and six months on equipment upgrades (upgraded parts only).
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
EMPLOYEES
As of December 31, 2007, the Company had forty-nine employees, of which forty-five are full-time. Twenty-eight of the Company’s employees are employed at its principal offices and headquarters in Denver, Colorado, sixteen are employed in West Haven, CT, one in Eugan, MN, one in Marlborough, MA, one in Navarre, FL, one in Huntsville, AL, one in Wanchai, Hong Kong. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.
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
The suburban Boston ARTC facility is located at 98 South Street, Hopkinton, Massachusetts. The two-year lease expires April 30, 2009. The leased property consists of approximately 5,000 square feet. In addition to the lease payments, The Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company’s regional ARTC service business is conducted at this facility.
ACG and Ling operate out of leased facilities located at 232 Front Avenue, West Haven, Connecticut. The four-year lease expires on November 13, 2008. The leased property consists of approximately 20,000 square feet. In addition to the lease payments, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company’s ACG and Ling manufacturing and service operations are conducted at this facility.
The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed. All of the premises are in good condition, are neat in their appearance and are located in business complexes with businesses of similar quality.

Investment Policies
The Company does not invest in real estate, real estate mortgages or securities.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 13 of the Financial Statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the range of high and low closing bid prices of the Company’s common stock as reported by the over the counter bulletin board (OTCBB) during fiscal years 2007 and 2006:

	Fiscal Year Ended December 31, 2007
	High Close	Low Close
First Fiscal Quarter	$1.900	$1.300
Second Fiscal Quarter	1.950	1.380
Third Fiscal Quarter	1.450	.800
Fourth Fiscal Quarter	1.000	.580

	Fiscal Year Ended December 31, 2006
	High Close	Low Close
First Fiscal Quarter	$2.200	$1.730
Second Fiscal Quarter	2.380	1.620
Third Fiscal Quarter	1.930	1.600
Fourth Fiscal Quarter	1.700	1.300
The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.
The number of record holders of our common stock as of December 31, 2007 was 48 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name. The Company has never paid a cash dividend and does not intend to do so in the future.
The Company participates in certain equity related compensation plans that are authorized for securities issuance. The tabular disclosures of such plans are disclosed in Item 10 hereof.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company’s consolidated statement of operations:

	Fiscal Year Ended
Statements of Income Date	December 31, 2007	December 31, 2006

Revenues	100.0%	100.0%
Cost of revenues	64.5	57.6

Gross profit	35.5	42.4
Selling, general and administrative expenses	32.2	29.2
Research and development expenses	5.9	4.8
Goodwill impairment	3.1	—

(Loss) income from operations	(5.7)	8.4
Other expense	(2.1)	(1.9)

(Loss) income before income taxes	(7.8)	6.5
Income tax benefit	3.8	0.5

Net (loss) income	(4.0)%	7.0%

FORWARD-LOOKING STATEMENTS
The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to variability in order flow and operating results, the ability of the Company to find and retain qualified personnel, and the risk that the demand for the Company’s systems will not continue. See caption “Risk Factors” below.
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
Comparison of years ended December 31, 2007 and 2006
REVENUE
Consolidated revenue decreased $1,950,000 or 11.9% to $14,477,000 for the year ended December 31, 2007 from $16,427,000 for the year ended December 31, 2006.
HALT/HASS Revenue:
HALT/HASS revenue is comprised of two components; the manufacture and distribution of accelerated reliability testing units, parts, and service, which represented 95% of HALT/HASS segment revenue for the year ended December 31, 2007, and a network of test centers (ARTC) which represented 5% of HALT/HASS segment revenue for the year ended December 31, 2007.
Total HALT/HASS revenue decreased $2,632,000 or 19.7% from $13,366,000 for the year ended December 31, 2006 to $10,734,000 for the year ended December 31, 2007. The decrease in revenue for the year ended December 31, 2007 is primarily a direct result of adverse business conditions affecting two of the Company’s customers in Asia and Europe and an overall, global, cautionary capital spending market. The Company believes it is adequately diversified through its current geographies and markets to overcome the decline in revenue attributed to these international customers, however no assurances can be given. The Company is continuing its aggressive pursuit of international and domestic sales in the aerospace/avionics, defense, automotive, medical and consumer/commercial electronic industries. The number of HALT/HASS units sold decreased 24.4% for the year ended December 31, 2007 from the year ended December 31, 2006. In addition, the Company’s test centers experienced a decrease in revenue of 45.6% from the year ended December 31, 2007 from the year ended December 31, 2006, due to the Company continually revamping the test center revenue model to include more strategic test center agreements and less Company owned test center facilities. During the year ended December 31, 2007, the Company operated two test centers in the U.S., maintained two domestic strategic agreement test center operations, and four strategic agreement test center operations in Europe, versus four test centers in the U.S., three domestic strategic agreement test center operations, and three strategic agreement test center operations in Europe during the same period in 2006. The Company is continually evaluating the performance of its various test lab locations, and as such assets of other locations may be liquidated consistent with their performance goals. Under the domestic and international strategic agreement test centers, the Company does not have any continuing obligation under any of the agreements. The Company is continuing to implement the strategic agreement test center model, in which additional agreements may be entered into to minimize both variable and fixed test center costs, while benefiting in a revenue share. This strategic agreement test center model may result in decreased revenues, but should provide the Company with higher test center profit margins, however no assurances can be given. Qualmark utilizes thirty-one independent international and domestic sales representatives including representatives from the European, Mexican, Middle Eastern, and Asian sectors.
Electrodynamic Revenue (ED):
ED revenue is sold under two primary brands; Ling Electronics, which provides a full line of new electrodynamic shakers, amplifies and ACG Dynamics, which provides used/refurbished electrodynamic shakers, parts, and service.
ED revenue increased $682,000 or 22.3% from $3,061,000 for the year ended December 31, 2006 to $3,743,000 for the year ended December 31, 2007. ED revenue generated for the year ended December 31, 2007 included new electrodynamic systems, replacement field coils, replacement armatures, as well as field service support. The primary increase in ED revenue for the year ended December 31, 2007 is attributed to the completion and shipment of multiple Ling Electronics electrodynamic shakers and the revenue recognition, through a percentage of completion methodology, of an extended build contract for a large Ling Electronics electrodynamic shaker.
GROSS MARGIN
The gross margin for the year ended December 31, 2007 was 35.5%. This compares to a gross margin of 42.4% for the year ended December 31, 2006. The decrease in gross margin for the year ended December 31, 2007 is primarily attributed to the write off of $537,000 of obsolete inventory in the ED segment (refer to Note 2 of the financial statements) and to the decline in sales volume (as compared to the year ended December 31, 2006).
OPERATING EXPENSE
Total operating expenses increased $386,000 or 6.9% to $5,965,000 for the year ended December 31, 2007 from $5,579,000 for the year ended December 31, 2006.
Selling, general and administrative expenses decreased $126,000 or 2.6% to $4,669,000 for the year ended December 31, 2007 from $4,795,000 for the year ended December 31, 2006. The Company experienced a decrease in variable sales related expenses for the year (based on lower sales volume); however in the Company’s effort to continue to grow sales and expand market share certain additional expenditures were incurred, which resulted in a selling, general and administrative expense net decrease of only 2.6% for the year ended December 31, 2007. The Company continues to monitor its selling, general, and administrative expenses during slower sales periods, in which expenditure fluctuations may occur.
Research and development costs increased $65,000 or 8.3% to $849,000 for the year ended December 31, 2007 from $784,000 for the year ended December 31, 2006. The primary increase in research and development costs for the year ended December 31, 2007 is attributed to the Company’s commitment to product improvements and on-going research and development. As a result, research and development expenditures fluctuate, and may increase in future years.
GOODWILL
The ED segment was tested for impairment in the fourth quarter of 2007, after the completion of the annual forecasting process. Due to slower than expected integration of sales and distribution channels, sales, operating profits and cash flows were lower than expected during 2007. Based on that trend, the earnings forecast for the next four years was revised. In December 2007, a goodwill impairment loss of $447,000 was recognized in the ED segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Goodwill is tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors.
INTEREST EXPENSE
Interest expense remained unchanged for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Although the Company’s commercial debt decreased by $1,000,000 during the year ended December 31, 2007, the Company incurred $45,000 of additional (non-cash) interest expense due to amortization of a beneficial conversion feature created through the execution of a February 20, 2007 additional convertible debt agreement (refer to Note 6 of the Financial Statements).
INTEREST INCOME
Interest income increased $27,000 or 122.7% to $49,000 for the year ended December 31, 2007 from $22,000 for the year ended December 31, 2006. The increase in interest income for the year ended December 31, 2007 was due to the Company’s improved treasury management utilization.
DEBT EXTINGUISHMENT
On December 7, 2007, the Company entered into an Amended and Restated Loan and Security Agreement and an Export-Import Bank Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which is herein referred to as 2007 SVB Loan Agreement (“2007 SVB Loan Agreement”). The 2007 SVB Loan Agreement amended and replaced the December 8, 2005 Silicon Valley Bank loan agreement (“2005 Loan Agreement”). The replacement of the Loan Agreement with the 2007 SVB Loan Agreement included substantially different terms, and as such, during the year ended December 31, 2007, the Company expensed $18,000 of previously capitalized deferred loan costs associated with the 2005 Loan Agreement as a loss on extinguishment of debt (Refer to Note 6 of the Financial Statements).
INCOME TAX
Income tax benefit increased $465,000 to $556,000 for the year ended December 31, 2007 from $91,000 for the year ended December 31, 2006.
For the year ended December 31, 2007, the Company incurred current income tax expense of $13,000 from estimates made for alternative minimum taxes and state taxes paid and recognized a deferred income tax benefit of $569,000. During the fourth quarter of 2007, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company’s deferred tax asset will be realizable in future periods. The Company’s recognition of a portion of the deferred tax asset resulted from having a net operating loss (“NOL”) carryforward of approximately $3,642,000 which is available to offset future taxable income, if any from 2020 through 2027. The ultimate realizations of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period, in which no assurance can be given.

For the year ended December 31, 2006, the Company incurred current income tax expense of $44,000 from estimates made for alternative minimum taxes and recognized a deferred income tax benefit of $135,000. The deferred income tax benefit recorded in 2007 was significantly higher than 2006 as the Company incurred a taxable loss in 2007.
NET INCOME
The Company recorded a net loss of $583,000 for the year ended December 31, 2007 as compared to a net income of $1,151,000 for the year ended December 31, 2006. The decrease is primarily attributed to the Company’s decline in sales volume for the year ended December 31, 2007, resulting in reduced operating profits, the write off of $537,000 of obsolete inventory, impairment write down of goodwill of $447,000, (offset by a $569,000 credit for deferred tax assets.)
LIQUIDITY AND CAPITAL RESOURCES
During 2006, the Company experienced an 11% increase in consolidated revenue, which was attributed to a 37% increase in revenue from the Company’s ED business segment and a 6% increase in revenue from the company’s HALT/HASS segment. During 2007, the Company experienced a 12% decline in consolidated revenue, which was attributed to a 20% decrease in revenue from the Company’s HALT/HASS segment coupled with a 22% increase in revenue from the Company’s ED business segment. The Company cannot give any assurance on the continued demand for its products and/or services. During the year ended December 31, 2007, the Company reported a net loss of $583,000, which included approximately $901,000 of net non-cash expenses. In order to strengthen the Company’s balance sheet, on December 21, 2007, the Company received net proceeds of $573,000 from the issuance of common stock (refer to Note 10 of the Financial Statements).
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2008 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2008. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and access to cash through its commercial bank revolving line of credit provide adequate capital resources to fund its operations, 2008 scheduled debt payments and working capital needs through at least the end of 2008. The Company’s inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business.
During 2007, the Company generated $952,000 of cash from operating activities, invested $62,000 in available for sale securities, purchased the assets of Derritron for $69,000, invested $129,000 for equipment, received $1,000 from the issuance of common stock through the exercise of employee stock options, received net proceeds of $573,000 from the issuance of common stock, borrowed $750,000 from a commercial bank and repaid $1,767,000 of commercial bank borrowings. These activities resulted in a cash increase of $249,000, for a year-end balance of $1,428,000 at December 31, 2007. During 2006, the Company generated $1,304,000 of cash from operating activities, invested $206,000 for equipment, received $27,000 for the sale of equipment, invested $3,000 for patents, copyrights and trademarks, borrowed $400,000 from a commercial bank, repaid $916,000 of commercial bank borrowings recorded $14,000 for excess tax benefits from share-based payment arrangements and received $30,000 from the issuance of common stock. These activities resulted in a cash increase of $650,000, for a year-end balance of $1,179,000 at December 31, 2006.
The Company’s commercial borrowings consist of a revolving line of credit, and two convertible debt agreements.
Revolving Line of Credit:
On December 7, 2007, the Company entered into an Amended and Restated Loan and Security Agreement and an Export-Import Bank Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which is herein referred to as 2007 SVB Loan Agreement. The 2007 SVB Loan Agreement amends the December 8, 2005 Loan and Security

Agreement (“2005 Loan Agreement”). The terms of the 2005 Loan Agreement was reported by the Company in a Form 8-K dated December 15, 2005, which is incorporated herein by reference. The terms of the 2007 SVB Loan Agreement consolidate all outstanding SVB debt, which totaled $1,601,000 on December 7, 2007, into a single revolving line of credit. The SVB Loan agreement has a one year term (matures in December 2008) and allows for a maximum outstanding balance of $2,500,000, as determined by an asset based formula, and also allows for letter of credit sub-limits (not to exceed $200,000 in the aggregate), foreign exchange sub-limits and cash management services sub-limits. The 2007 SVB Loan Agreement carries an interest rate of the lower of SVB’s prime rate + 1.00% to prime + 3.00% or 8.75%, based on the Company’s use of the revolving line of credit and the Company’s ability to meet certain financial ratios. Interest payments are payable monthly. The 2007 SVB Loan Agreement does not require monthly payments, but charges monthly administrative fees of between $750 to $1,250 and monthly unused revolving line of credit fees of 0.25% per annum. As security for the 2007 SVB loan agreement, the Company has granted security interests of first priority in all of the Company’s accounts receivable, inventory, equipment and general intangibles. The replacement of the 2005 Loan Agreement with the 2007 SVB Loan Agreement resulted in a substantial debt modification due to substantially different terms and as such, during the year ended December 31, 2007, the Company expensed $18,000 of previously capitalized deferred loan costs associated with the 2005 Loan Agreement as a loss on extinguishment of debt. As of December 31, 2007, the Company had $764,000 available under the 2007 SVB Loan Agreement. The amount outstanding under the 2007 SVB Loan Agreement at December 31, 2007 was $1,601,000.
Convertible Debt:
In November 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement (“Convertible Debt”) with an affiliate of SVB (the “Debt Holder”). The Convertible Debt is subordinate to the 2007 SVB Loan Agreement with SVB. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company’s common stock over the preceding 20 trading day period exceeds $1.66. The interest rate at December 31, 2007 was 6.63%. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the Debt Holder’s option, into common stock of the Company at a fixed price of $1.66 per share (the “Conversion Price”) (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company’s common stock has traded at $4.98 for 20 consecutive days. The Convertible Debt matures in November 2009.
In December 2005, the Company entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with the Debt Holder, to modify certain existing loan documents. The Loan Modification Agreement provided that the $2,000,000 proceeds received from the 2005 Loan Agreement on December 8, 2005 be used exclusively to acquire the assets of Ling. The Loan Modification Agreement further provided that a cash deposit of $350,000 was made with the Debt Holder as additional security for the obligations under the pre-existing loan agreement, which the Company has recorded as other long-term assets. The deposit does not bear interest and at the maturity date of the loan, shall be applied to the outstanding obligations or shall be returned to the Company if the Convertible Debt is converted. The Loan Modification Agreement provides that monthly interest payments will be paid quarterly in common stock. On March 1, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company’s common stock. As of December 31, 2007, the principal balance of the Convertible Debt was $671,000.
On February 20, 2007, the Company entered into an additional convertible debt agreement (the “Additional Convertible Debt”) with the Debt Holder. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000. All of the proceeds were used to pay off a portion of the 2005 Loan Agreement. The Additional Convertible Debt is due in monthly payments of interest only, matures on November 2009, and is subordinate to the claims of SVB. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of December 31, 2007, the principal balance (net of a debt discount of $61,000), of the Additional Convertible Debt was $289,000.

The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 31%. The accretion recorded for the year ended December 31, 2007 was $39,000. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense of $7,000 for the year ended December 31, 2007. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
Debt Covenants
The Company must maintain certain financial and other covenants to be in compliance with the 2007 SVB Loan Agreement and its convertible debt. As of December 31, 2007, the Company was not in compliance with certain financial covenants pertaining to both its convertible debt agreements. As a result, both convertible debt agreements are now amortizable over a 30 month period, rather than due in full in November 2009 (which is reflected on the balance sheet). The convertible debt agreements call for an equal 30 month amortization of the outstanding balance, as cure for the financial covenant defaults.
The weighted average interest rate on all outstanding debt for year ended December 31, 2007 and 2006 was 10.56% and 8.38%, respectively.
The following represents future amounts payable on long-term debt at December 31, 2007 (in thousands):

Year ended
December 31,
2008	$584
2009	376	*
2010	—

	$960

*	Amount is reported net of debt discount totaling $61,000 as of December 31, 2007
OTHER CONTRACTUAL OBLIGATIONS
For more information on the Company’s contractual obligations on non-cancellable operating leases, refer to Note 7 of Financial Statements. At December 31, 2007, the Company’s commitments under these obligations were as follows (in thousands):

Year ended December 31,
2008	$250
2009	200
2010	77

$527

Recently Issued Accounting Pronouncements
Refer to Note 1 of the Financial Statements.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition
Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, the criteria are met upon shipment of products on an F.O.B shipping point basis and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is segregated, complete and ready for shipment, and there is a fixed schedule for delivery of the equipment and no specific performance obligations exist. Revenue from services is recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract, resulting in deferred revenue.
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
Inventory Obsolescence Reserve
The Company reduces inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. During the quarter ended December 31, 2007, the Company wrote off $537,000 of obsolete inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required (Refer to Note 2 of the Financial Statements).
Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets (the Ling trade mark and trade name) are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Other intangible assets consist of, among other things, the Ling trade name and trademark. Goodwill and the Ling trade name and trademark are tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the intangible asset or entity to which the goodwill relates is evaluated. Impairment is indicated if the fair value is less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. These estimates are judgmental in nature and often involve the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The ED segment was tested for impairment in the fourth quarter of 2007, after the completion of the annual forecasting process. Due to slower than expected integration of sales and distribution channels, sales, operating profits and cash flows were lower than expected during 2007. Based on that trend, the earnings forecast for the next four years was revised. In December 2007, a goodwill impairment loss of $447,000 was recognized in the ED segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. At December 31, 2007 and 2006 management believed that no impairment has occurred on the Ling trade name and trademark. In addition, at December 31, 2007, management has deemed that the Ling trade name and trademark is no longer an indefinite-lived intangible asset and determined that it has an estimated life of 18 years, therefore in 2008 the Company will begin amortizing the Ling trade name and trademark over an 18 year period. This determination was made due to certain competitive, economic and legal factors (arising during 2007) which were not evident at the date of acquisition.
Long-lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. These estimates are judgmental in nature and often involve the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
Share-based Compensation
Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2007 ranged from 25% to 32% and for the year ended December 31, 2006 ranged from 18% to 25%.

Deferred Tax Assets and Valuation Allowance
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset could be charged to income in the period such determination was made. During the year ended December 31, 2006, the Company determined that a valuation allowance was not required. The Company’s decision was based on the positive historical trend in the preceding years. In 2007, the Company determined that no valuation allowance was required considering its current year net loss as adjusted for non-cash, extraordinary items, as well as the estimated budgeted financial results for 2008. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance will be required with a corresponding charge against income (Refer to Note 8 of the Financial Statements).

RISK FACTORS
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
Legal Proceedings
Refer to Note 13 of the Financial Statements.
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
Intellectual Property
We rely upon trade secrets, patents and trademarks to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have a program to identify and file applications for both U.S. and international patents for various aspects of our technology. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may leave us and go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we believe that we have taken all legal measures to protect it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology could have a material adverse effect on our business, financial condition and results of operations.
On January 10, 2008, the Company filed a lawsuit in U. S. District Court for the District of Colorado against Data Physics Corporation (“Data Physics”) for, among other things, trademark infringement and unfair competition. The Company complains that Data Physics is using, without authorization, the Company’s Ling and Ling Electronics trademarks in connection with the advertising and sale of Data Physic’s products and services, and is thus causing a likelihood of confusion in the marketplace. The Company seeks an injunction precluding Data Physics from continuing to use its Ling and Ling Electronics trademarks, as well as unspecified damages.
On February 28, 2008, Data Physics filed a complaint in Superior Court of California, County of Santa Clara, for, among other things, cancellation of the Company’s California trademark registration for Ling, unfair competition and trade liable. Data Physics complains that it has the right to use Ling in connection with the marketing of its products and that the Company has and is continuing to interfere with those rights. Data Physics is seeking injunctive relief and unspecified damages.
The Company believes it will be successful in pursuing and defending the lawsuits against Data Physics. However, there is no assurance that the Company will be successful in obtaining an injunction precluding Data Physics from using Ling and Ling Electronics trademarks, be awarded damages by the U.S. District Court, or receive a favorable outcome on the defense of Data Physics’ lawsuit against the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to interest rate changes are primarily related to its variable rate debt issued under its 2007 SVB Loan Agreement which total $1,601,000 at December 31, 2007 (Refer to Note 6 of the Financial Statements). Because the interest rates on these facilities are variable, based upon the bank’s prime rate, the Company’s interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2007 would be an annual increase or decrease of approximately $16,000 in interest expense for a twelve-month period.
ITEM 7. FINANCIAL STATEMENTS.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A (T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Board of Directors:
The following sets forth the names, ages and principal positions of our current directors:

		Year First
		Became a
Name	Age	Director	Position

Andrew Drenick(C)(G)(N)	52	2007	Director, President and Chief Executive Officer

Gerald Laber(A)(C)(G)(N)	64	2004	Director, Chairman of the Audit Committee

Christopher Roser(C)(G)(N)	49	2005	Chairman of the Board of Directors

(A)	Member of the Audit Committee.

(C)	Member of the Compensation Committee.

(G)	Member of the Corporate Governance Committee.

(N)	Member of the Nominating Committee.
Andrew Drenick. Mr. Drenick joined the Company in late 2007 as President and CEO. Mr. Drenick was most recently with Inovonics Wireless, now owned by Roper Industries, in which he was Vice President of Sales and Marketing from 1993 through 2001 and President and CEO from 2001 through 2006. Prior to Inovonics, Mr. Drenick was in business development with American Management Systems, an IT services company. Mr. Drenick started his career as a Design Engineer followed by roles in Engineering and Operations management. Mr. Drenick holds a BS in Engineering from Colorado School of Mines, an MBA from Stanford University, and is a licensed Mechanical Engineer.
Gerald Laber. Mr. Laber spent 33 years with Arthur Andersen, LLP, including over 20 years as an audit partner with extensive experience in auditing public companies and dealing with financial statement disclosure and accounting matters. Mr. Laber had been retired for over seven years and effective January 1, 2008, accepted the position of President of the Catholic Foundation for the Roman Catholic Church of Northern Colorado. Mr. Laber is an active member of several Boards of Directors of publicly reporting companies, including; Smart Balance, Inc (NASDAQ: SMBL), located in Paramus, New Jersey and Scott’s Liquid Gold, Inc. (OTCBB: SLGD.OB) located in

Denver, Colorado. Mr. Laber is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Laber is a CPA and holds a BS in Business Administration, with a major in accounting, from the University of South Dakota.
Christopher Roser. Mr. Roser graduated from the University of Colorado in 1981 with a BA in Economics, and he received an MBA in Finance from New York University’s Graduate School of Business Administration in 1984. He was employed as a staff public accountant, providing auditing and consulting services for small businesses, with Main Hurdman KMG from 1982 to 1984. Mr. Roser worked as a securities analyst in emerging growth stocks from 1985-1986 for Equity Research Associates, a subsidiary of Ladenburg, Thalmann & Co., a Member of the New York Stock Exchange. From 1986 to 1987 he was an associate with Ladenburg in the corporate finance department. Since 1987, Mr. Roser has been a General Partner of The Roser Partnership, Ltd., The Roser Partnership II, Ltd. and The Roser Partnership III Ltd., LLP. Mr. Roser participated in the early stage financing of Hauser Inc. in 1988, Carrier Access Co. 1998 (CACS-NASD), Confertech International in 1989, acquired by Frontier Corp, Advanced Forming Technology in 1988, purchased by Precision Castparts Corp., (PCP — NYSE) and Evergreen Wireless in 1993, purchased by Chancellor Media. He currently serves on the board of four private companies. Mr. Roser has co-managed The Roser Partnership II Ltd. and III, SBIC, LP investment funds, which are shareholders that represent more than 10% ownership of the Company.
Executive Officers:
The following persons are the executive officers of the Company:

Name	Position

Andrew Drenick	President and Chief Executive Officer

Gary Larson	Vice President of Sales and Marketing

Anthony A. Scalese	Chief Financial Officer

Ralph Poplawsky	Chief Technical Officer
Information concerning the business experience of Mr. Drenick is provided above under the section entitled Board of Directors.
Gary Larson 57. Mr. Larson joined the Company as Vice President of Sales and Marketing in late 2007. Mr. Larson has over 29 years of senior executive experience in business development and sales and marketing. Mr. Larson has held several senior sales and marketing positions in the technology and electronics industry. Mr. Larson was previously with Jing Mei Industrial from 2006 through 2007, a Hong Kong based company specializing in injection molded plastics, electroplating and thin-film coatings. Mr. Larson also worked for Vapor Technologies, from 2004 through 2006, Philips Electronics, from 1996 through 2003 and Iomega Corporation. Mr. Larson holds a B.S.B.A. degree (emphasis in production and operations) from San Diego State University and an MBA (emphasis in marketing) from the University of San Diego.
Anthony A. Scalese, 34. Mr. Scalese joined the Company in February 2000 as Corporate Controller, to oversee all accounting, finance and administrative functions. In 2001, Mr. Scalese was appointed Vice President of Finance and Administration and Secretary of the Company, and subsequently in 2003 appointed Chief Financial Officer. Mr. Scalese has held various financial management positions over the past ten years in both corporate and public accounting, for companies such as Coca-Cola Enterprises and Foundation Health Systems. Mr. Scalese is an active CPA and holds a B.S. degree in Accounting from Colorado State University-Pueblo and an MBA from the University of Colorado.
Ralph Poplawsky, 52. Mr. Poplawsky joined the Company in 2004 as Chief Technical Officer. Mr. Poplawsky has 25 years of product development, manufacturing and test experience. Mr. Poplawsky was previously with Cellport Systems, from 1997 through 2004, in which he led the architecture and development of the World’s first software-configurable automotive cell phone interface to connect in-vehicle communication systems with all leading cell phone models and including voice recognition and digital audio processing. . Mr. Poplawsky holds a MS Degree in

Electronic Engineering from The University of Colorado and a BS Degree in Physics from Michigan State University.
All executive officers are appointed by the Board of Directors and serve at the Board’s discretion.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Except as stated below in this paragraph, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2007 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2007, to the best of the Company’s knowledge, the Company’s directors, officers and holders of more than ten percent (10%) of its Common Stock complied with all Section 16(a) filing requirements except for the following:
Christopher Roser, individually and on behalf of his children, was delinquent on filing two Form 4’s with three transactions during 2002 and two Form 4’s with two transactions during 2003. However, these Form 4’s were subsequently filed as of March 28, 2008.
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
Stockholders may also request a free copy of the Code of Ethics from:
Qualmark Corporation Attn: Investor Relations 4580 Florence Street Denver, CO 80238
Audit Committee
The Audit Committee is responsible for (i) reviewing the scope of, and the fees for, the annual audit, (ii) reviewing with the independent registered public accounting firm the corporate accounting practices and policies, (iii) reviewing with the independent registered public accounting firm their final report, and (iv) being available to the independent registered public accounting firm during the year for consultation purposes. The sole member of the Audit Committee is Gerald Laber, who is an independent director as defined by NASD Rule 4200(a)(15) and a financial expert.
Security Holder Communication with Board Members
Any holder of our securities may contact the Board of Directors or a specified individual director by writing to the attention of the Board of Directors or a specified individual director and sending such communication to the Company’s investor relations department at our executive offices located at 4580 Florence Street, Denver, CO 80238. Each communication from a security holder should include the following information in order to permit security holder status to be confirmed and to provide an address to forward a response if deemed appropriate:
•	the name, mailing address and telephone number of the security holder sending the communication;

•	the number and type of our securities owned by such security holder, and

•	if the security holder is not a record owner of our securities, the name of the record owner of our securities beneficially owned by the security holder.
The Company’s investor relations department will forward all appropriate communications to the Board of Directors or individual members of the Board of Directors as specified in the communication. The Company’s investor relations department may (but is not required to) review all correspondence addressed to the Board of Directors, or any individual member of the Board of Directors, for any inappropriate correspondence more suitably directed to management. Communications may be deemed inappropriate for this purpose if it is reasonably apparent from the face of the correspondence that it relates principally to a customer dispute involving the purchase of goods or services from the company or any of its operating units. The Company’s policies regarding the handling of security holder communications were approved by a majority of our independent directors.
ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE FOR 2007 FISCAL YEAR
The following table sets forth certain information concerning compensation of our named executive officer (“Named Executive Officers”) for the years ended December 31, 2007 and 2006:

					All Other
Name and		Salary	Bonus	Stock Option	Compensation		Total
Principal Position	Year	($)	($)	Awards($)(3)(12)(14)	($)		($)
Andrew Drenick, President	2007	200,000	—	2,800	—		202,800
and Chief Executive Officer (Hired December 2007)(1)
Charles D. Johnston,	2007	250,000	—	43,900	86,800	(4)	380,700
President and Chief Executive	2006	250,000	38,300	46,600	23,600	(5)(13)	358,500
Officer (Retired December 2007)(1)
Gary Larson,	2007	125,000	—	—	13,400	(6)	138,400
Vice President of Sales and Marketing (Hired October 2007)(2)
Jeffrey Hale,	2007	150,000	7,500	2,100	12,700	(7)	172,300
Vice President of Sales and Marketing	2006	150,000		1,200	31,000	(8)	182,200
(Resigned September 2007)(2)
Anthony A. Scalese,	2007	140,000	16,400	13,800	12,400	(9)	182,600
Chief Financial Officer	2006	135,000	14,000	14,500	17,700	(10)	181,200
Ralph Poplawsky	2007	130,000	13,400	3,600	1,700	(11)	148,700
Chief Technical Officer	2006	125,000	12,500	3,600	1,700	(11)	142,800

(1)	On December 10, 2007, the Company hired Andrew Drenick as President and Chief Executive Officer. On December 31, 2007, Charles Johnston retired from service.

(2)	On October 15, 2007, the Company hired Gary Larson as Vice President of Sales and Marketing. On September 17, 2007, Jeffrey Hale resigned.

(3)	Each of the stock options granted vest ratably on an annual basis over a three-year vesting period, which expire within a ten year period from the grant date for Mr. Johnston and Mr. Drenick and expire within a seven year period from the grant date for other Named Executive Officers. Stock options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is contained within our 2007 Annual Report on Form 10-KSB.

(4)	Includes $62,500 for contributions made by the Company, under the terms of a deferred compensation consulting agreement (refer to footnote 13-below), for services performed in 2007, $15,000 for an automobile and housing allowance, $1,300 for Company 401(k) contributions, $7,600 for Company paid health insurance, $200 for Company paid short and long term disability and $200 for Company paid life insurance.

(5)	Includes $15,000 for an automobile and housing allowance, $1,300 for Company 401(k) contributions, $6,900 for Company paid health insurance, $200 for Company paid short and long term disability and $200 for Company paid life insurance.

(6)	Includes $12,500 for sales commission and $900 for Company paid health insurance.

(7)	Includes $1,300 for Company 401(k) contributions, $11,000 for Company paid health insurance, $200 for Company paid short and long term disability and $200 for Company paid life insurance.

(8)	Includes $26,000 for sales commission, $900 for Company 401(k) contributions, $3,900 for Company paid health insurance, $100 for Company paid short and long term disability and $100 for Company paid life insurance.

(9)	Includes $1,200 for the reimbursement of education related expenses, $900 for Company 401(k) contributions, $9,900 for Company paid health insurance, $200 for Company paid short and long term disability and $200 for Company paid life insurance.

(10)	Includes $7,200 for the reimbursement of education related expenses, $800 for Company 401(k) contributions, $9,300 for Company paid health insurance, $200 for Company paid short and long term disability and $200 for Company paid life insurance.

(11)	Includes $1,300 for Company 401(k) contributions, $200 for Company paid short and long term disability and $200 for Company paid life insurance.

(12)	Reflects the 2007 FASB SFAS 123(R) expense recorded in our Financial Statements associated with awards of stock options.

(13)	On December 21, 2007, the Company entered into a Stock and Warrant Purchase Agreement with The Roser Partnership III, SBIC, LP and Christopher Roser (refer to Note 10 of the Financial Statements). According to the terms of the Stock and Warrant Purchase Agreement, the Company shall be obligated to fund a deferred compensation and benefits consulting agreement (“Consulting Agreement”) for Charles Johnston, the former President and CEO, for a total of $300,000. Under the terms of the Consulting Agreement the Company has funded $62,500 during 2007 for services performed in 2007, with the remaining $237,500 payable over a period of two years commencing January 1, 2008 in quarterly amounts of $29,687 per quarter for each quarter in which the Company has sufficient cash flow as determined by the Board of Directors, for services to be performed over the next two years. If a payment is not made in a given quarter, that amount shall be deferred until a later quarter until the full amount of $237,500 has been paid to the former President and CEO.

(14)	Aggregate grant date fair value for awards of stock options, as computed in accordance with FASB SFAS 123(R) are as follows:

Named Executive Officer	Stock Option Award Date	Aggregate Fair Value
Andrew Drenick	2007	$99,000
Charles Johnston	2006	$132,000
Gary Larson	2007	$1,900
Jeffrey Hale	2006	$4,000
Anthony Scalese	2006	$26,000
Ralph Poplawsky	Award prior to 2006	—
The Company does not have any employment agreements with the current Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END
The following table sets forth summary information regarding the outstanding equity awards granted to each of the Named Executive Officers as of the end of the 2007 fiscal year.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Options	Options
Name and Principal	Unexercised Options	Unexercised Options		Exercise	Expiration
Position	Exercisable(#)(1)	Unexercisable(#)		Price($)	Date
Andrew Drenick	—	49,000	(2)	0.80	12/10/17
President and Chief	—	201,000	(3)	0.80	12/10/17
Executive Officer (Hired December 2007)
Charles D. Johnston	7,000	—		1.50	4/20/11
President and Chief	50,000	—		1.08	8/30/11
Executive Officer	7,000	—		2.55	8/18/12
(Retired December 2007)	10,000	—		0.70	3/24/13
	7,000	—		0.60	3/24/13
	7,000	—		1.40	4/15/14
	49,500	100,500	(4)	1.77	1/27/16
	7,000	—		1.50	4/19/12
Gary Larson	—	5,000	(5)	0.81	10/19/14
Vice President of Sales and Marketing (Hired October 2007)
Jeffrey C. Hale	—	2,600	(6)	1.85	7/21/13
Vice President of Sales and Marketing (Resigned September 2007)
Anthony A. Scalese	2,000	—		2.55	8/18/12
Chief Financial	9,900	20,100	(7)	1.77	1/27/13
Officer	680	—		1.50	4/20/08
	2,000	—		1.50	4/19/09
	1,340	—		0.60	3/24/10
	2,000	—		1.40	4/15/11
	12,000	—		1.40	7/16/11
Ralph Poplawsky	10,000	—		1.44	11/2/11
Chief Technical Officer	2,000	—		2.55	8/18/12

(1)	All options are currently underwater.

(2)	Stock options vest at a rate of 33% per year, beginning December 2008.

(3)	Stock options vest at a rate of 33% per year, beginning December 2008. 201,000 options were granted to Mr. Drenick under the Company’s 2007 Incentive Stock Plan that has been approved by the Company’s Board of Directors, but not yet ratified by shareholders.

(4)	Stock options vest at a rate of 33% per year, which began January 2007.

(5)	Stock options vest at a rate of 33% per year, beginning October 2008.

(6)	Stock options vest at a rate of 33% per year, which began July 2007. These options expired and were forfeited during March 2008.

(7)	Stock options vest at a rate of 33% per year, which began January 2007.
Director Compensation
Directors of the Company who are not also employees of the Company are reimbursed for all out-of-pocket expenses incurred in attending each meeting or committee meeting of the Board of Directors. In consideration of their service as directors, each non-employee director, is compensated $2,500 for each meeting physically attended, and $1,000 if attended via telephone. The Compensation Committee Chairman and Audit Committee Chairman receive a $2,500 and $5,000 yearly stipend for service, respectively.
During 2007 the following compensation was paid:

	Fees Earned and	Stock Option
Name	Paid in Cash	Awards (1)(4)		Total ($)
William Sanko Chairman of the Board of Directors Compensation Committee Chairman (Resigned December 21, 2007)	$13,600	$2,400	(2)	$16,000
Christopher Roser Chairman of the Board of Directors (Effective December 21, 2007)	$7,000	$2,400	(2)	$9,400
Gerald Laber Audit Committee Chairman	$21,100	$2,400	(2)	$23,500
James Roser(3)	$7,000	$2,400	(2)	$9,400

(1)	Each of the stock options granted vest ratably on an annual basis over a three-year vesting period, which expire within a ten year period from the grant date. Stock options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is contained within the Company’s 2007 Annual Report on Form 10-KSB.

(2)	Reflects the 2007 FASB SFAS 123(R) expense recorded in our Financial Statements associated with awards of stock options.

(3)	In January 2008, Mr. James Roser (a former director) passed away; the Company is actively seeking a replacement.

(4)	Aggregate grant date fair value for awards of stock options, as computed in accordance with FASB SFAS 123(R), for each named director was $7,100 for stock options granted in 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION AT 2007 FISCAL YEAR END

Number of
	Number of		Securities
	Securities To be		Remaining Available
	Issued upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders	755,750 (1)	1.62	860
Equity compensation plans not approved by security holders	201,000 (2)	0.80	449,000

(1)	Issued pursuant to the Company’s 1996 and 2005 Qualmark Stock Option Plan.

(2)	Issued pursuant to the Company’s 2007 Incentive Stock Plan

The following table sets forth certain information concerning the beneficial ownership of the Company’s Common Stock as of March 1, 2008, by each person known by the Company to own beneficially more than five percent (5%) of the outstanding stock of the Company, on an as-converted to Common Stock basis, certain executive officers, each director and director nominee of the Company, and all directors and executive officers as a group. The Company believes that each of such persons has the sole voting and dispositive power over the shares held by him except as otherwise indicated in the footnotes and subject to applicable community property laws. The shares presented in this table are reported on an as-converted to Common Stock basis and assume the conversion of any convertible debt as of March 1, 2008.

Name and Address	Amount and Nature of
of Beneficial Owner	Beneficial Ownership		Percent of Class

Christopher Roser	5,632,005	(1)	49.0	%(9)
4580 Florence Street Denver, CO 80238

The Roser Partnership III, SBIC, LP	5,155,011	(2)	44.8	%(9)
1105 Spruce Street Boulder, CO 80302

The Roser Partnership II, LTD	162,635	(3)	1.4%
1105 Spruce Street Boulder, CO 80302

Anthony A. Scalese	25,840	(4)	*
4580 Florence Street Denver, CO 80238

Gerald Laber	19,310	(5)	*
4580 Florence Street Denver, CO 80238

Ralph Poplawsky	12,000	(6)	*
4580 Florence Street Denver, CO 80238

Partners for Growth	623,611	(7)	5.4%
San Francisco, CA 94105

All Directors and Executive	5,689,155	(8)	49.5%
Officers as a group (5 persons)

*	Less than one percent.

(1)	Includes 4,504,069 shares of Common Stock owned by The Roser Partnership III, SBIC, LP, 162,535 shares of Common Stock owned by The Roser Partnership II, LTD, 29,433 shares of Common Stock directly and indirectly owned by James Roser and affiliates, 152,408 shares of Common Stock directly and indirectly owned by Christopher Roser, warrants to purchase 651,042 shares of Common Stock directly owned by The Roser Partnership III, SBIC, LP, warrants to purchase 130,208 shares of Common Stock directly owned by Christopher Roser, options to purchase 2,310 shares of Common Stock, which are currently exercisable or become exercisable within 60 days, directly owned by Christopher Roser. Mr. Christopher Roser manages The Roser Partnership II Ltd. and III, SBIC, LP investment funds, which are shareholders of the Company. Mr. Christopher Roser is also a director and chairman of the board.

(2)	Includes 4,504,069 shares of Common Stock and warrants to purchase 651,042 shares of Common Stock.

(3)	Includes 162,535 shares of Common Stock.

(4)	Includes options to purchase 25,840 shares of the Common Stock, which are currently exercisable or become exercisable within 60 days.

(5)	Includes options to purchase 19,310 shares of the Common Stock, which are currently exercisable or become exercisable within 60 days.

(6)	Includes options to purchase 12,000 shares of the Common Stock, which are currently exercisable or become exercisable within 60 days.

(7)	Includes 511,483 shares of as-converted (within 60 days) Common Stock from a convertible debt instrument, 8,745 shares of stock that will be issued within 60 days and 103,383 shares of Common Stock.

(8)	Includes options to purchase 59,460 shares of Common Stock which are currently exercisable or become exercisable within 60 days, warrants to purchase 781,250 shares of Common Stock and 4,848,445 shares of Common Stock.

(9)	Pursuant to the terms associated with the Stock and Warrant Purchase Agreement dated December 21, 2007 with The Roser Partnership III, SBIC, LP and Christopher Roser (refer to Note 10 of the Financial Statements and Item 12-Certain Relationships and Related Transactions) and at the request of the Company’s board of directors, the Roser Partnership and its affiliates agreed to give an irrevocable proxy to an independent third party for the number of shares by which their ownership interest exceeds 49.9%. This proxy will remain in effect until the number of shares covered by the proxy is reduced to zero or the second anniversary date of the closing of the Purchase Agreement, or December 21, 2009. Although the proxy states that it is irrevocable it is not coupled with an interest. Therefore, under Section 7-107-203 of the Colorado Revised Statutes, the irrevocable nature of this proxy may not be enforceable.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Transactions
On December 21, 2007, the Company entered into a Stock and Warrant Purchase Agreement (“Purchase Agreement”) with The Roser Partnership III, SBIC, LP (the “Roser Partnership”) and Christopher Roser (the “Purchasers”). The Roser Partnership is the largest shareholder in the Company. Christopher Roser is a member of the Company’s board of directors, and is an affiliate of The Roser Partnership.
The terms of the Purchase Agreement authorize the sale and issuance of 781,250 shares of the Company’s common stock (the “Stock”) and warrants to purchase up to 781,250 shares of the Company’s common stock (the “Warrants”). The aggregate purchase price for the Stock and Warrants was $600,000. The Warrants are exercisable at any time on or before December 12, 2012. One half of the shares authorized to be purchased pursuant to the Warrants are exercisable at $1.152 per share and the other half are exercisable at $1.536 per share.
At the request of the Company’s board of directors, the Roser Partnership and its affiliates agreed to give an irrevocable proxy to an independent third party for the number of shares by which their ownership interest exceeds 49.9%. This proxy will remain in effect until the number of shares covered by the proxy is reduced to zero or the second anniversary date of the closing of the Purchase Agreement, or December 21, 2009. Although the proxy states that it is irrevocable it is not coupled with an interest. Therefore, under Section 7-107-203 of the Colorado Revised Statutes, the irrevocable nature of this proxy may not be enforceable.

Director Independence
Gerald Laber, member of the Board of Directors and Audit Committee Chairman, qualifies as an independent director under the independence standards of the NASDAQ Stock Market (Rule 42000(a)(15)).
ITEM 13. EXHIBITS
Exhibits — See Index to Exhibits
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
Audit fees and related expenses expected to be billed and billed by GHP Horwath, P.C. for the fiscal years ended December 31, 2007 and 2006 were approximately $84,000 and $79,150. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements, such as audit and review services as well as consent and review of documents filed with the Commission.
AUDIT-RELATED FEES
Audit-related fees and expenses billed by GHP Horwath, P.C. for the fiscal year ended December 31, 2006 was $18,165. Audit-related fees and expenses included fees related to the audit of Ling Electronics, which was acquired by the Company in December 2005. There were no audit-related fees and expenses billed by GHP Horwath, P.C for the fiscal year ended December 31, 2007.
TAX FEES
Tax fees and related expenses expected to be billed and billed by GHP Horwath, P.C. for the fiscal years ended December 31, 2007 and 2006 was $12,000 for each year. These fees were for tax return preparation.
ALL OTHER FEES
There were no fees billed or other services performed by GHP Horwath, P.C., for either of the fiscal years ended December 31, 2007 or 2006.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	QUALMARK CORPORATION
	By:	/s/ ANDREW DRENICK
Andrew Drenick,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Drenick Andrew Drenick	President, Chief Executive Officer and Director	March 28, 2008

/s/ Anthony A. Scalese Anthony A. Scalese	Chief Financial Officer and Principal Accounting Officer	March 28, 2008

/s/ Christopher Roser Christopher Roser	Director and Chairman of the Board	March 28, 2008

/s/ Gerald Laber Gerald Laber	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Qualmark Corporation
Denver, Colorado
We have audited the accompanying consolidated balance sheets of Qualmark Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualmark Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 28, 2008

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	December 31,
	2007	2006

Revenues	$14,477	$16,427
Cost of revenues	9,341	9,469

Gross profit	5,136	6,958

Selling, general and administrative expenses	4,669	4,795
Research and development expenses	849	784
Goodwill impairment (Note 1)	447

Total operating expenses	5,965	5,579

(Loss ) income from operations	(829)	1,379
Other income (expense):
Interest expense	(341)	(341)
Interest income	49	22
Loss on extinguishment of debt (Note 6)	(18)	—

(Loss) income before income taxes	(1,139)	1,060
Income tax benefit (Note 8)	556	91

Net (loss) income	$(583)	$1,151

Net (loss) income per basic common share (Note 1)	$(0.07)	$0.14

Net (loss) income per diluted common share (Note 1)	$(0.07)	$0.11

Weighted average shares outstanding — basic	8,846	5,981

Weighted average shares outstanding — diluted	8,846	10,758

The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,428	$1,179
Available for sale securities	61	—
Trade accounts and note receivable, net of allowance of $55 and $50, respectively, for doubtful accounts	3,598	3,420
Inventories, net	2,038	2,524
Current deferred tax assets, net	454	943
Other current assets	338	143

Total current assets	7,917	8,209
Property and equipment, net	667	787
Restricted cash	90	90
Goodwill	610	1,057
Intangible assets	963	1,012
Non-current deferred tax assets, net	1,488	430
Other assets	543	464

	$12,278	$12,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,257	$719
Accrued expenses	615	682
Deferred revenue and other	350	18
Advance billings on contracts	77	—
Current portion of long-term debt	584	913
Revolving line of credit	1,601	1,100

Total current liabilities	4,484	3,432
Deferred revenue and other	191	29
Long-term debt	376	1,627

Total liabilities	5,051	5,088

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; zero issued and outstanding at December 31, 2007 and 2006	—	—
Common stock; no par value; 15,000,000 shares authorized; 8,841,894 shares (2007) and 8,779,362 shares (2006) issued and outstanding	11,259	10,409
Accumulated deficit	(4,031)	(3,448)
Accumulated comprehensive loss	(1)	—

Total shareholders’ equity	7,227	6,961

	$12,278	$12,049

The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income	Total

Balances January 1, 2006	4,417,706	$7,343	$(4,599)	$—	$2,744

Conversion of convertible, redeemable preferred stock to common stock	4,262,044	3,132	—	—	3,132
Common stock issued for interest on convertible debt	41,351	75	—	—	75
Options exercised	34,165	30	—	—	30
Conversion of convertible debt to common debt	24,096	40	—	—	40
Preferred stock dividends	—	(156)	—	—	(156)
Accretion of redeemable preferred stock	—	(183)	—	—	(183)
Stock-based compensation expense	—	114	—	—	114
Excess tax benefits from share-based payment arrangements	—	14	—	—	14

Components of comprehensive income:
Net income	—	—	1,151	—	1,151

Balances December 31, 2006	8,779,362	$10,409	$(3,448)	$—	$6,961

Common stock issued for interest on convertible debt	62,032	83	—	—	83
Options exercised	500	1	—	—	1
Beneficial conversion feature on convertible debt and interest	—	107	—	—	107
Stock-based compensation expense	—	86	—	—	86
Common stock issued (net of offering costs of $27,000)	*	573	—	—	573

Components of comprehensive income:
Unrealized holding loss arising from available for sale securities	—	—	—	(1)	(1)
Net loss	—	—	(583)	—	(583)

Total comprehensive loss					(584)

Balances December 31, 2007	8,841,894	$11,259	$(4,031)	$(1)	$7,227

*	781,250 shares of common stock were issued on January 3, 2008.
The accompanying notes are an integral part of these consolidated financial statements.

QUALMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(583)	$1,151
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in provision for inventory allowance	15	(58)
Inventory obsolescence write off (Note 2)	537	—
Change in provision for accounts receivable allowance	5	(1)
Depreciation and amortization	334	360
Goodwill impairment (Note 1)	447	—
Stock-based compensation expense	86	114
Loss (gain) on sale of assets	1	(1)
Amortization on debt discount	45	—
Deferred tax benefit	(569)	(106)
Excess tax benefits from share-based payment arrangements	—	(14)
Paid in kind (common stock) interest expense	83	75
Changes in assets and liabilities:
Trade accounts receivable	(183)	59
Inventories	(18)	110
Other assets	(290)	(26)
Accounts payable	538	35
Accrued expenses	(67)	(337)
Deferred revenue and other	494	(57)
Advance billings on contracts	77	—

Net cash provided by operating activities	952	1,304

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investment	(62)	—
Sale of property and equipment	—	27
Purchase of Derritron , Inc. assets	(69)	—
Acquisition of property and equipment	(129)	(206)
Investment in patents, copyrights, and trademarks	—	(3)

Net cash used in investing activities	(260)	(182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock upon exercise of stock options	1	30
Issuance of common stock, net	573	—
Proceeds from borrowings	750	400
Repayments of borrowings	(1,767)	(916)
Excess tax benefits from share-based payment arrangements	—	14

Net cash used in financing activities	(443)	(472)

Net increase in cash and cash equivalents	249	650
Cash and cash equivalents at beginning of year	1,179	529

Cash and cash equivalents at end of year	$1,428	$1,179

SUPPLEMENTAL DISCLOSURE
Interest paid	$284	$285

Income tax paid	$13	$30

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible redeemable preferred stock to common stock	$—	$3,132

Beneficial conversion feature on convertible debt	$107	$—

Transfer of equipment to inventory held for resale	$48	$49

Preferred stock dividends	$—	$156

Accretion of redeemable preferred stock	$—	$183

Conversion of convertible debt to common stock	$—	$40

Capital lease obligations	$—	$6

Purchase price reallocation from inventory to trade name	$—	$361

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
Qualmark currently operates two test centers located in the metropolitan areas of Denver, Colorado and Boston, Massachusetts. The Company also utilizes two domestic strategic agreements with large testing companies in Detroit, Michigan, and Huntsville, Alabama. In addition, the Company has established strategic agreements to operate testing centers in Netherlands, Italy, Sweden and France. As domestic or international demand for its products and services grows, the Company may further expand its domestic and international presence by expanding strategic arrangements with other test lab organizations.
Electrodynamic Business Segment (“ED”):
In November 2004, Qualmark acquired ACG Dynamics Inc. (“ACG”) an electro-dynamic shaker service company. ACG is headquartered in West Haven, Connecticut and is a leader in supplying electrodynamic systems, components, and service to the worldwide vibration test equipment market. ACG provides turn-key vibration testing systems consisting of factory rebuilt/upgraded electrodynamic systems, new ACG built solid state power amplifiers and new digital vibration controllers.
In December 2005, Qualmark completed an asset purchase with SatCon Power Systems, Inc. (“SatCon”) of Boston, Massachusetts whereby it purchased certain assets and assumed certain liabilities of SatCon related to its Ling Electronics (“Ling”) Shaker and Amplifier business operations. Immediately following the acquisition, the Company moved all purchased assets from Massachusetts to its Connecticut facility and began operations. The
The accompanying notes are an integral part of these consolidated financial statements.

Company combined ACG and Ling into one reporting business unit, ED, which provides a full complement of new and refurbished electrodynamic systems, parts and service.
MANAGEMENT’S PLANS
During 2006, the Company experienced an 11% increase in consolidated revenue, which was attributed to a 37% increase in revenue from the Company’s ED business segment and a 6% increase in revenue from the Company’s HALT/HASS segment. During 2007, the Company experienced a 12% decline in consolidated revenue, which was attributed to a 20% decrease in revenue from the Company’s HALT/HASS segment coupled with a 22% increase in revenue from the Company’s ED business segment. The Company cannot give any assurance on the continued demand for its products and/or services. During the year ended December 31, 2007, the Company reported a net loss of $583,000, which included approximately $901,000 of net non-cash expenses. In order to strengthen the Company’s balance sheet, on December 21, 2007, the Company received net proceeds of $573,000 from the issuance of common stock and warrants (Note 10).
While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2008 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, controlling costs and conserving cash. The Company cannot predict with certainty the expected revenues, gross profit margin, net profit or loss and provision or usage of cash and cash equivalents for 2008. However, the Company’s management believes that the Company’s cash and cash equivalents, working capital, and access to cash through its commercial bank revolving line of credit provide adequate capital resources to fund its operations, 2008 scheduled debt payments and working capital needs through at least the end of 2008. The Company’s inability to modify or replace its debt when it comes due, or to obtain required capital when needed could have a material adverse effect on its business, results of operations and financial condition, and the Company could be required to reduce its level of operations, delay product development or take other actions to diminish the amount of cash used in its business.
BASIS OF PRESENTATION
The consolidated financial statements include Qualmark and its wholly-owned subsidiaries, Qualmark ACG Corporation and Qualmark Ling Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.
REVENUE RECOGNITION
Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, the criteria are met upon shipment of products on an F.O.B shipping point basis and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is segregated, complete and ready for shipment, and there is a fixed schedule for delivery of the equipment and no specific performance obligations exist. Revenue from services is recognized when the services are performed and billable. Revenue from equipment service contracts is recognized ratably over the term of the contract, resulting in deferred revenue.
During 2007, the Company entered into a long-term sales contract for an electrodynamic system that is to be delivered on/or about April 2008. The Company has determined that in order to properly match revenue and expenses associated with this contract, it has adopted the percentage of completion method as defined by the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Under SOP 81-1, the Company, during the year ended December 31, 2007, has recognized $565,000 of revenue. The Company recorded $77,000 of advance billings on contracts (current liability) for cash payments received on the contract in excess of recognized revenue for the year ended December 31, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

CASH AND CASH EQUIVALENTS
Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. The Company is not exposed to a concentration of credit risk as it relates to specific industries, as its customers are not heavily concentrated in any specific industry. During 2007 and 2006, one customer comprised approximately 9% and 19%, respectively, of the Company’s revenue. The revenue was all recorded in the Company’s HALT/HASS segment. The Company was not dependent on any single industry segment for its revenues.
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
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Other intangible assets consist of, among other things, the Ling trade name and trademark. Goodwill and the Ling trade name and trademark are tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the intangible asset or entity to which the goodwill relates is evaluated. Impairment is indicated if the fair value is less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. The ED segment was tested for impairment in the fourth quarter of 2007, after the completion of the annual forecasting process. Due to slower than expected integration of sales and distribution channels, sales, operating profits and cash flows were lower than expected during 2007. Based on that trend, the earnings forecast for the next four years was revised. In December 2007, a goodwill impairment loss of $447,000 was recognized in the ED segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. At December 31, 2006, management believed that no impairment had occurred. In addition, during the fourth quarter ended December 31, 2007 management deemed that the Ling trade name and trademark is no longer an indefinite-lived intangible asset and determined that it has an estimated life of 18 years, therefore in 2008 the Company will begin amortizing the Ling trade name and trademark over an 18 year period. This determination was made due to certain competitive, economic and legal factors (arising during 2007) which were not evident at the date of acquisition.
The accompanying notes are an integral part of these consolidated financial statements.

LONG-LIVED ASSETS
Management reviews its long-lived assets, other than goodwill and the Ling trade name and trademark for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. Management determined that no impairment of long-lived assets was necessary at December 31, 2007 based on their review.
RESEARCH AND DEVELOPMENT
The Company expenses costs for research and development as incurred.
ADVERTISING EXPENSE
The Company charges advertising, including production costs, to expense on the first date of the advertising period. Advertising expense for 2007 and 2006 was not significant.
INCOME TAXES
The current provision or benefit for income taxes includes amounts that represent actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. At December 31, 2007, the Company has a deferred tax asset of $1,942,000. The recognition of this asset was based on the financial results of the current and preceding years as well as the estimated budgeted financial results for 2008. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance may be required with a corresponding charge against income. (Note 8).
In addition, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state tax examinations for 2000 through 2006. The Company does not believe there will be any material changes in our tax positions over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the Company’s twelve month period ended December 31, 2007.
PRODUCT WARRANTIES
Provision for anticipated warranty costs is recorded at the time the sale is recognized. The provision is based on historical warranty experience. In 2007 and 2006, the Company offered a one-year parts and limited labor warranty
The accompanying notes are an integral part of these consolidated financial statements.

on all new chambers, and sells an equipment service contract for an additional one-year extended service warranty. In addition, the Company offers six month warranties on the equipment upgrades (upgrade parts only) (Note 7).
FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, and customer deposits approximate their fair values. The carrying amount of long-term debt approximates its fair value due to variable rates.
The fair value of a letter of credit issued in conjunction with the new lease agreement (Note 7) approximates the fees paid to obtain it.
EARNINGS OR LOSS PER SHARE
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
Earnings or loss per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings or loss per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive, and therefore, basic and diluted earnings per share would be the same.
The calculation of basic and diluted earnings or loss per share is as follows (in thousands, except per-share amounts):

	Years Ended
	December 31,
	2007	2006
BASIC:
Net (loss) income	$(583)	$1,151
Accretion of redeemable preferred stock	—	(156)
Preferred stock dividends	—	(183)

Net (loss) income applicable to common shareholders-basic	$(583)	$812

Weighted average shares outstanding — basic	8,846 (a)	5,981

Net (loss) income per share — basic	$(0.07)	$0.14

DILUTED:
Net (loss) income	$(583)	$1,151
Interest expense from convertible debt	—	75

Net (loss) income applicable to common shareholders-diluted	$(583)	$1,226

Weighted average shares outstanding — basic	8,846	5,981
Dilutive securities	—	4,777

Weighted average shares outstanding — diluted	8,846 (a)	10,758

Net (loss) income per share — diluted	$(0.07)	$0.11

(a)	Included in the basic and diluted weighted average shares outstanding calculation are 781,250 common stock shares granted to The Roser Partnership III, SBIC, LP on December 21, 2007. The common stock shares were not issued until January 3, 2008.
USE OF ESTIMATES
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets
The accompanying notes are an integral part of these consolidated financial statements.

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
AVAILABLE FOR SALE SECURITIES
Available for sale securities are carried at the estimated fair value ($61,000 at December 31, 2007) based upon quoted market prices, and are classified as current assets in the Company’s December 31, 2007 consolidated balance sheet, as management reasonably expects the securities to be realized in cash within the next year. Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The unrealized loss during the year ended December 31, 2007, was $1,000.
STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of AFAS 123R. Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.
RECLASSIFICATIONS
Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and
The accompanying notes are an integral part of these consolidated financial statements.

recognize a gain on that date if an excess remains. The Company is currently assessing the impact that the adoption of this statement may have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 .This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact that the adoption of this statement may have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of this statement may have on its consolidated financial statements.
2. INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$1,820	$2,098
Work in process	123	250
Finished goods	304	370
Less: Reserve for obsolescence	(209)	(194)

	$2,038	$2,524

The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate.
During the fourth quarter of 2006, the Company completed its evaluation of fair values of the assets acquired and liabilities assumed of Ling (in December 2005) within its ED business segment. Based on the final information obtained during the purchase price allocation period (within one year from the date of purchase), the Company reduced the fair value inventory acquired and increased the fair value of intangible assets acquired by $361,000, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Throughout 2007, the Company continued to evaluate its inventory associated with its ED business segment. Subsequent to the Company’s annual strategic and forecasting process, which occurred in the fourth quarter of 2007, the Company determined that certain inventory related to its ED business segment would not be compatible with future business plans, and as such, the Company wrote off $537,000 of obsolete inventory during the fourth quarter ended December 31, 2007.
3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Machinery and equipment	$1,963	$2,076
Furniture and fixtures	120	107
Leasehold improvements	217	216
Software	172	164

	2,472	2,563
Less: Accumulated depreciation and amortization	(1,805)	(1,776)

	$667	$787

Depreciation expense was approximately $269,000 and $266,000 for the years ended December 31, 2007 and 2006, respectively.
4. INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
Ling Electronics trade name / trademark (18 year life)	849	849
ACG customer list (5 year life)	152	152
ACG non compete (2 year life)	74	74
Derritron Inc. intangible assets (10 year life)	20	—
Copyright, patents, and trademarks (2 to 20 year life)	402	402
CE Certification (4 year life)	64	64
Other intangibles (3 to 5 year life)	57	61

	1,618	1,602
Less: Accumulated amortization	(655)	(590)

	$963	$1,012

Amortization expense was approximately $65,000 and $94,000 for the years ended December 31, 2007 and 2006, respectively. Estimated amortization expense for future years is as follows (in thousands):

Years ending
December 31,
2008	$145
2009	82
2010	50
2011	50
2012	50
Thereafter	586

$963

The accompanying notes are an integral part of these consolidated financial statements.

5. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Accrued warranty (Note 7)	$197	$187
Accrued employee related	221	322
Accrued bonus	55	66
Other	142	107

	$615	$682

6. INDEBTEDNESS
The Company’s commercial borrowings consist of a revolving line of credit, and two convertible debt agreements.
Revolving Line of Credit:
On December 7, 2007, the Company entered into an Amended and Restated Loan and Security Agreement and an Export-Import Bank Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which is herein referred to as 2007 SVB Loan Agreement. The 2007 SVB Loan Agreement amends the December 8, 2005 Loan and Security Agreement (“2005 Loan Agreement”). The terms of the 2005 Loan Agreement were reported by the Company in a Form 8-K dated December 15, 2005, which is incorporated herein by reference. The terms of the 2007 SVB Loan Agreement consolidate all outstanding SVB debt, which totaled $1,601,000 on December 7, 2007, into a single revolving line of credit. The SVB Loan agreement has a one year term (matures in December 2008) and allows for a maximum outstanding balance of $2,500,000, as determined by an asset based formula, and also allows for letter of credit sub-limits (not to exceed $200,000 in the aggregate), foreign exchange sub-limits and cash management services sub-limits. The 2007 SVB Loan Agreement carries an interest rate of the lower of SVB’s prime rate + 1.00% to prime + 3.00% or 8.75%, based on the Company’s use of the revolving line of credit and the Company’s ability to meet certain financial ratios. Interest payments are payable monthly. The 2007 SVB Loan Agreement does not require monthly payments, but charges monthly administrative fees of between $750 to $1,250 and monthly unused revolving line of credit fees of 0.25% per annum. As security for the 2007 SVB Loan Agreement, the Company has granted security interests of first priority in all of the Company’s accounts receivable, inventory, equipment and general intangibles. The replacement of the 2005 Loan Agreement with the 2007 SVB Loan Agreement resulted in a substantial debt modification due to substantially different terms and as such, during the year ended December 31, 2007, the Company expensed $18,000 of previously capitalized deferred loan costs associated with the 2005 Loan Agreement as a loss on extinguishment of debt. As of December 31, 2007, the Company had $764,000 available under the 2007 SVB Loan Agreement. The amount outstanding under the 2007 SVB Loan Agreement at December 31, 2007 was $1,601,000.
Convertible Debt:
In November 2004, the Company entered into a $1,000,000, five-year, interest only subordinated, Convertible Debt agreement (“Convertible Debt”) with an affiliate of SVB (the “Debt Holder”). The Convertible Debt is subordinate to the 2007 SVB Loan Agreement with SVB. As long as the Company remains in compliance with the Convertible Debt agreement, on the first day of the month following each anniversary date, this interest rate will be reduced 2.083 basis points for each penny that the average closing price of the Company’s common stock over the preceding 20 trading day period exceeds $1.66. The interest rate at December 31, 2007 was 6.63%. The Convertible Debt conversion provision allows for the initial $1,000,000 advance to be converted, at the Debt Holder’s option, into common stock of the Company at a fixed price of $1.66 per share (the “Conversion Price”) (which was the market price per share at the date of the Convertible Debt transaction) at any time during the five-year period. The Company can initiate conversion of the Convertible Debt into common stock at the Conversion Price any time after November 11, 2007, provided that the Company has given the Convertible Debt holder 30 days notice, is in compliance with the financial covenants, and the Company’s common stock has traded at $4.98 for 20 consecutive days. The Convertible Debt matures in November 2009.
The accompanying notes are an integral part of these consolidated financial statements.

In December 2005, the Company entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with the Debt Holder, to modify certain existing loan documents. The Loan Modification Agreement provided that the $2,000,000 proceeds received from the 2005 Loan Agreement on December 8, 2005 be used exclusively to acquire the assets of Ling. The Loan Modification Agreement further provided that a cash deposit of $350,000 was made with the Debt Holder as additional security for the obligations under the pre-existing loan agreement, which the Company has recorded as other long-term assets. The deposit does not bear interest and at the maturity date of the loan, shall be applied to the outstanding obligations or shall be returned to the Company if the Convertible Debt is converted. The Loan Modification Agreement provides that monthly interest payments will be paid quarterly in common stock. On March 1, 2006, the Convertible Debt holder converted $40,000 of the outstanding Convertible Debt into 24,096 shares of the Company’s common stock. As of December 31, 2007, the principal balance of the Convertible Debt was $671,000.
On February 20, 2007, the Company entered into an additional convertible debt agreement (the “Additional Convertible Debt”) with the Debt Holder. The Additional Convertible Debt agreement provides for a term loan in the amount of $500,000. All of the proceeds were used to pay off a portion of the 2005 Loan Agreement. The Additional Convertible Debt is due in monthly payments of interest only, matures on November 2009, and is subordinate to the claims of SVB. The Additional Convertible Debt agreement bears interest at a rate of 8% per annum, which is payable in common stock. The conversion provisions of the Additional Convertible Debt agreement permit the Debt Holder to convert the Additional Convertible Debt into the common stock of the Company at a fixed price of $1.50 per share at any time prior to the maturity date. As of December 31, 2007, the principal balance (net of a debt discount of $61,000), of the Additional Convertible Debt was $289,000.
The conversion terms included within the Additional Convertible Debt agreement resulted in a beneficial conversion feature of $100,000. This beneficial conversion feature resulted in an increase in equity and a debt discount. The Company is accreting this discount to interest expense over the term of the Additional Convertible Debt agreement. As a result of the beneficial conversion feature, the effective interest rate on the Additional Convertible Debt agreement is approximately 31%. The accretion recorded for the year ended December 31, 2007 was $39,000. The Company is also amortizing the effect of the applicable conversion terms included within the Additional Convertible Debt agreement on the interest payable in the Company’s common stock, which resulted in additional interest expense of $7,000 for the year ended December 31, 2007. This additional interest expense will be incurred through the term of the Additional Convertible Debt agreement.
Debt Covenants
The Company must maintain certain financial and other covenants to be in compliance with the 2007 SVB Loan Agreement and its convertible debt. As of December 31, 2007, the Company was not in compliance with certain financial covenants pertaining to both its convertible debt agreements. As a result, both convertible debt agreements are now amortizable over a 30 month period, rather than due in full in November 2009 (which is reflected on the balance sheet). The convertible debt agreements call for an equal 30 month amortization of the outstanding balance, as cure for the financial covenant defaults.
The weighted average interest rate on all outstanding debt for year ended December 31, 2007 and 2006 was 10.56% and 8.38%, respectively.
The following represents future amounts payable on long-term debt at December 31, 2007 (in thousands):

Years ending
December 31,
2008	$584
2009	376	*
2010	—

	$960

*	Amount is reported net of debt discount totaling $61,000 as of December 31, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES
Leases:
The Company leases office space, and operating facilities under non-cancellable operating lease arrangements. Certain operating lease agreements are subject to renewal and escalation clauses. Future minimum lease payments consist of the following at December 31, 2007 (in thousands):

Year ended December 31,
2008	$250
2009	200
2010	77

$527

Rent expense for the years ended December 31, 2007 and 2006 was approximately $351,000 and $401,000, respectively.
The future minimum lease payments above include a seven year lease entered into by the Company on December 31, 2002 with a third party for a corporate facility in Denver, Colorado. The lease commenced on April 1, 2003. In connection with this lease the Company has $90,000 in restricted cash used to secure an irrevocable standby letter of credit in the amount of $90,000 (the “LOC”) with the lessor. The LOC is used as collateral for certain initial tenant improvements to this facility. The LOC had an initial expiration date of July 31, 2004, but has been extended through July 31, 2008. The LOC can be extended on a yearly basis through July 31, 2009.
Product warranty costs:
The following is a reconciliation of the changes in the Company’s product warranty liability during the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended
	December 31,
	2007	2006
Balance, January 1	$187	$294
Warranty expenditures	(140)	(138)
Provision for warranty costs	150	31

Balance, December 31	$197	$187

Consulting agreement:
On December 21, 2007, the Company entered into a Stock and Warrant Purchase Agreement with The Roser Partnership III, SBIC, LP and Christopher Roser (refer to Note 10). According to the terms of the Stock and Warrant Purchase Agreement, the Company shall be obligated to fund a deferred compensation and benefits consulting agreement (“Consulting Agreement”) for the former President and CEO for a total of $300,000. Under the terms of the Consulting Agreement the Company has funded $62,500 during 2007 for services performed in 2007, with the remaining $237,500 payable over a period of two years commencing January 1, 2008 in quarterly amounts of $29,687 per quarter for each quarter in which the Company has sufficient cash flow as determined by the Board of Directors, for services to be performed over the next two years. If a payment is not made in a given quarter, that amount shall be deferred until a later quarter until the full amount of $237,500 has been paid to the former President and CEO. As of December 31, 2007, the Company recorded a liability of $237,500 and an offsetting asset in the same amount to be amortized over the life of the Consulting Agreement.
The accompanying notes are an integral part of these consolidated financial statements.

8. INCOME TAXES
Income tax (benefit) expense consists of the following (in thousands):

	Years Ended
	December 31,
	2007	2006
Current tax (benefit) expense
Federal	$5	$44
State	8	—

	13	44

Deferred tax (benefit) expense
Federal	(512)	337
State	(57)	53

	(569)	390

Decrease in valuation allowance	—	(525)

	$(556)	$(91)

For 2006 income tax expense (benefit) includes approximately $571,000 resulting from the utilization of NOL carryforwards. A reconciliation of the statutory Federal income tax rate to the income tax benefit is as follows (in thousands):

	Years Ended December 31,
	2007		2006
	Amount	%	Amount	%
Computed “expected” tax	$(387)	(34.0)%	$360	34.0%
State income taxes, net of Federal income tax effect	(57)	(5.0)%	53	5.0%
Decrease in valuation allowance	—	0%	(525)	(49.5)%
Adjustment to prior years’ taxes	(95)	(8.3)%	—	—
Nondeductible expenses and other	(30)	(2.6)%	(23)	(2.2)%
AMT tax	13	1.0%	44	4.1%

	$(556)	(48.9)%	$(91)	(8.6)%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards ($95 and $590 current)	$1,420	$995
Accrued liabilities	150	144
Allowance for doubtful accounts	21	20
Inventory reserves	82	76
Amortization of intangibles	52	60
263A adjustment	106	113
Stock-based compensation	78	58
Goodwill	89	—

Net deferred tax assets	$1,998	$1,466

Deferred tax liabilities:
Goodwill	—	(58)
Depreciation and amortization of property and equipment	(56)	(35)

Total deferred tax liabilities	(56)	(93)

Net deferred tax asset	$1,942	$1,373

As of December 31, 2007, the Company had a net operating loss (“NOL”) carryforward of approximately $3,642,000 which is available to offset future taxable income, if any, from 2020 through 2027. The ultimate realization of these assets are dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.
The accompanying notes are an integral part of these consolidated financial statements.

9. EQUITY INCENTIVE PLANS
1996 AND 2005 STOCK OPTION PLANS
The Company has two stock option plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”), (collectively, the “Plans”). In January 2006, the 1996 Plan expired, and as such, no additional options may be issued from under this Plan. Under the 2005 Plan, grants of both incentive stock options and non-qualified options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Non-qualified options may be issued to officers, directors, employees or consultants of the Company. The exercise price of incentive stock options granted under the 2005 Plan must be at least 100% of the fair market value of the Company’s stock at the grant date, while the exercise price of non-qualified options is at the discretion of the Board of Directors, but is ordinarily priced at 100% of the fair market value at the grant date. During 2007, 54,000 options were granted under the 2005 Plan. Aggregate common shares of 300,000 are reserved for issuance under the 2005 Plan. As of December 31, 2007, the maximum number of options have been granted under the 2005 Plan. Shares forfeited can be reissued under the 2005 Plan. Options issued under the 2005 Plan vest at a rate that is at the discretion of the Board of Directors, but is generally at a rate of 33.3% per year for employees and immediate to 33.3% per year for directors and generally expire up to ten years from the date of grant.
2007 INCENTIVE STOCK PLAN
On November 16, 2007, the Company’s Board of Directors adopted the 2007 Incentive Stock Plan (“2007 Plan”), which is subject to shareholder approval on or before November 16, 2008. Under the 2007 Plan, the Company is authorized to grant stock options, stock awards, or stock purchase offers, whether granted singly, in combination or in tandem. Aggregate common shares of 650,000 are reserved for issuance under the 2007 Plan. Shares forfeited can be reissued under the 2007 Plan.
Stock Options
Under the 2007 Plan, grants of both incentive stock options and non-statutory options are permitted. Incentive or non-statutory stock options may be granted to employees of the Company, including officers and directors who are also employees and consultants of the Company. The exercise price of incentive and non-statutory stock options granted under the 2007 Plan must be at least 100% of the fair market value of the Company’s stock at the grant date. Options issued under the 2007 Plan vest at a rate that is at the discretion of the Board of Directors not to exceed five years, but is generally at a rate of 33.3% per year for employees and generally expire up to ten years from the date of grant. As of December 31, 2007, 201,000 options were granted under the 2007 Plan contingent upon shareholder approval.
Stock Awards and Restricted Stock Purchase Offers
All or part of any stock award or restricted stock purchase offer (“Awards and Restricted Offers”) under the 2007 Plan may be subject to conditions established by the Board of Directors, and may include, but are not limited to, vesting contingencies related to the participant’s continuous service with the Company, achievement of specific business objectives, increases in specified indices, attaining growth rates and other comparable measurements of Company performance. Such Awards and Restricted Offers may be based on fair market value or another specified valuation. All Awards and Restricted Offers will be made pursuant to the execution of an agreement as approved by the Board of Directors. As of December 31, 2007, no stock awards or restricted stock purchases were granted.
In the twelve months ended December 31, 2007, the Company recorded compensation expense related to stock options that reduced income from operations by $86,000, increased net loss by $86,000 and basic net loss per share by $0.01. The stock option compensation expense was included primarily in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.
The accompanying notes are an integral part of these consolidated financial statements.

The weighted average fair value of stock options at the date of grant during the years ended December 31, 2007 and 2006 was $.40 and $1.03, respectively. Share-based payment awards issued but not yet vested as of December 31, 2005 were valued in accordance with SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. SFAS 123R requires forfeitures of share based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2007 ranged from 25% to 32% and for the year ended December 31, 2006 ranged from 18% to 25%. The Company used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2007 and 2006:

	Years Ended
	December 31
	2007	2006
Expected life	5 years	5 years
Volatility	124 — 127%	125 — 129%
Risk-free interest rate	3.54 — 3.85%	4.45 — 4.99%
Dividend yield	0%	0%
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
A summary of stock option activity for the years ended December 31, 2007 and 2006 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2006	752,375	$1.86
Granted	222,500	1.80
Exercised	(34,165)	0.89
Forfeited	(79,350)	1.90

Outstanding at December 31, 2006	861,360	1.84
Granted	255,000	0.80
Exercised	(500)	0.60
Forfeited	(159,110)	2.50

Outstanding at December 31, 2007	956,750	$1.45	3.45 years	$—

Exercisable at December 31, 2007	556,266	$1.66	3.31 years	$—

The total fair value of stock options that vested during the years ended December 31, 2007 and 2006 was $64,000 and $41,000, respectively. The weighted average grant date fair value of options issued during the years ended December 31, 2007 and 2006 was $177,000 and $347,000, respectively.
At December 31, 2007, options were exercisable with respect to 556,266 shares, with exercise prices ranging from $0.60 to $5.69, at a weighted average exercise price of $1.66. As of December 31, 2007 the weighted average contractual life of exercisable options was 3.31 years.
The accompanying notes are an integral part of these consolidated financial statements.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of options as of December 31, 2007:

			Weighted Average
	Number of Shares	Weighted Average	Remaining Contractual
Exercise Price Range	Outstanding	Exercise Price	Life
$0.60 — $1.44	495,180	$0.92	3.83
$1.50 — $1.85	290,570	1.67	2.09
$2.00 — $5.69	171,000	2.61	4.80

	956,750	$1.45	3.45

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the period ended December 31, 2007 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Nonvested at January 1, 2007	251,570	$1.76
Granted	255,000	0.80
Vested	(88,656)	0.72
Forfeited	(17,430)	1.62

Nonvested at December 31, 2007	400,484	$1.16

As of December 31, 2007, there was $173,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3 years.
10. COMMON STOCK AND WARRANTS
During the year ended December 31, 2007, the Company issued 500 shares of common stock for the exercise of employee stock options totaling $1,000 at an average exercise price of $0.50 per share and issued 62,032 shares of common stock for a payment in kind of interest expense totaling $83,000 to its convertible debt holder at an average price of $1.34 per share. On December 21, 2007, the Company entered into a Stock and Warrant Purchase Agreement (“the Purchase Agreement”) with The Roser Partnership III, SBIC, LP (the “Roser Partnership”) and Christopher Roser (the “Purchasers”). The Roser Partnership is the largest shareholder in the Company. Christopher Roser is a member of the Company’s board of directors and is an affiliate of The Roser Partnership. The terms of the Purchase Agreement authorized the sale and issuance of 781,250 shares of the Company’s common stock and warrants to purchase up to 781,250 shares of the Company’s common stock in exchange for cash proceeds of $573,000, net of offering cots of $27,000 paid to an unrelated third party. The warrants are exercisable for a period of fives years at a weighted average exercise price of $1.34 per share.
The Company has not paid cash dividends on any class of common equity since formation and does not anticipate paying any dividends on outstanding common stock in the future.
11. PROFIT SHARING PLAN
The Company maintains an employee profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) covering personnel who have been employed at least three months. Employees may contribute up to the federal limit of their compensation to the Plan each year. Participants vest in employer contributions at a rate of 20% per year over five years. Effective July 1, 2004, the plan allowed for company matching contributions of $0.13 for every $1.00 invested by the employee in the program, limited to the first $10,000 contributed by the employee. Employer contributions are made quarterly. During each of the years ended December 31, 2007 and 2006, the Company made contributions of $21,000.
The accompanying notes are an integral part of these consolidated financial statements.

12. SEGMENT INFORMATION
Beginning in 2006, the Company consolidated its testing equipment manufacturing and ARTC business segments into one reportable segment, HALT/HASS (“HALT/HASS”), due to ARTC’s non-material stand alone revenues (which are less than 10% of total consolidated revenues). The HALT/HASS segment is engaged in the manufacture and sale of vibration and thermal chambers for quality control testing of various electronic devices and operates service centers where vibration and thermal chambers are available to customers for daily rental. The ED segment is engaged in the manufacture, repair and service of electrodynamic vibration shaker systems.
The accounting policies for these segments are the same as those described in Note 1 and inter-segment transactions are eliminated. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. All other expenses are not utilized in determining the allocation of resources on a segment basis.
The tables below summarize information about reported segments (in thousands), for 2007 and 2006.

	HALT/HASS	ED	Corporate	Total
YEAR ENDED DECEMBER 31, 2007
Sales	$10,734	$3,743	$—	$14,477
Gross profit	4,897	239	—	5,136
Capital expenditures	131	67	—	198
Goodwill	—	610	—	610
Total assets	8,134	4,144	—	12,278
Depreciation and amortization	195	139	—	334
Income tax benefit	—	—	556	556
Interest expense	—	123	218	341
Debt extinguishment	—	7	11	18
Interest income	—	—	49	49

YEAR ENDED DECEMBER 31, 2006
Sales	$13,366	$3,061	$—	$16,427
Gross profit	6,227	731	—	6,958
Capital expenditures	147	59	—	206
Goodwill	—	1,057	—	1,057
Total assets	7,913	4,136	—	12,049
Depreciation and amortization	207	153	—	360
Income tax benefit	—	—	91	91
Interest expense	—	5	336	341
Interest income	—	—	22	22
OTHER SIGNIFICANT NON-CASH ITEMS
Redeemable preferred stock dividends declared	—	—	156	156
Accretion of redeemable preferred stock	—	—	183	183
The following information is by geographic area (in thousands):

	United			Asia	Middle
	States	Mexico	Europe	Pacific	East	Other	Total
YEAR ENDED DECEMBER 31, 2007
Sales	$9,227	—	$2,430	$2,735	$85	—	$14,477
Long-lived assets, net	1,113	—	50	—	—	—	1,163
YEAR ENDED DECEMBER 31, 2006
Sales	$10,000	—	$1,516	$4,658	$81	$172	$16,427
Long-lived assets, net	1,242	—	55	—	—	—	1,297
International sales are based on where the products were shipped and where ARTC services were rendered.
The accompanying notes are an integral part of these consolidated financial statements.

13. LEGAL MATTERS
Hobbs Litigation
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
Data Physics Litigation
On January 10, 2008, the Company filed a lawsuit in U. S. District Court for the District of Colorado against Data Physics Corporation (“Data Physics”) for, among other things, trademark infringement and unfair competition. The Company complains that Data Physics is using, without authorization, the Company’s Ling and Ling Electronics trademarks in connection with the advertising and sale of Data Physic’s products and services, and is thus causing a likelihood of confusion in the marketplace. The Company seeks an injunction precluding Data Physics from continuing to use its Ling and Ling Electronics trademarks, as well as unspecified damages.
On February 28, 2008, Data Physics filed a complaint in Superior Court of California, County of Santa Clara, for, among other things, cancellation of the Company’s California trademark registration for Ling, unfair competition and trade liable. Data Physics complains that it has the right to use Ling in connection with the marketing of its
The accompanying notes are an integral part of these consolidated financial statements.

products and that the Company has and is continuing to interfere with those rights. Data Physics is seeking injunctive relief and unspecified damages.
The Company believes it will be successful in pursuing and defending the lawsuits of Data Physics. However, there is no assurance that the Company will be successful in obtaining an injunction precluding Data Physics from using Ling and Ling Electronics trademarks, be awarded damages by the U.S. District Court, or receive a favorable outcome on the defense of Data Physics’ lawsuit against the Company.
The accompanying notes are an integral part of these consolidated financial statements.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Certificate of Designation for Series A Preferred Stock.(5)

3.4	Amended Certificate of Designation for Series A Preferred Stock.(5)

3.5	Statement of Change of Registered Agent.(5)

4.1	Form of Certificate for Shares of Common Stock.(1)

4.6	Form of Warrant issued to holders of 10% secured promissory notes.(1)

10.1	Qualmark Corporation 1993 Incentive Stock Option Plan.(1)

10.2	Qualmark Corporation 1996 Stock Option Plan.(3)

10.3	Employment Agreement dated March 1, 1993 by and between the Company and W. Preston Wilson.(1)

10.4	Employment Agreement dated August 15, 1994 by and between the Company and J. Wayne Farlow.(1)

10.5	Agreement dated September 30, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.8	Addendum to Agreement dated as of December 21, 1995 by and between the Company and Gregg K. Hobbs.(1)

10.11	Loan and Security Agreement dated April 30, 1996, by and between Qualmark Corporation and Silicon Valley Bank, as amended by Amendment to Loan and Security Agreement dated August 18, 1997.(2)

10.12	Loan and Security Agreement dated December 22, 1998, by and between Qualmark Corporation and U.S. Bank National Association.(4)

10.13	Waiver and Amendment to Loan Agreement dated March 15, 1999 by and between Qualmark and U.S. Bank National Association.(4)

10.14	Second Amendment to Loan Agreement dated August 23, 1999 by and between Qualmark and U.S. Bank National Association.(5)

10.15	Settlement Agreement dated August 30, 1999 by and among Qualmark Corporation and Screening Systems, Inc.(5)

10.16	Preferred Stock Purchase Agreement dated September 1, 1999, including Warrant to Purchase 139,535 Shares of Common Stock.(5)

10.17	Third Amendment to Loan Agreement dated March 31, 2000 by and between Qualmark and U.S. Bank National Association.(6)

10.18	Employment Agreement dated July 17, 2000 by and between the Company and Charles D. Johnston.(7)

10.19	Second Amendment to Promissory Notes and Fifth Amendment to Loan Agreement dated February 1, 2001 by and between Qualmark and U.S. Bank National Association.(8)

10.20	Third Amendment to Promissory Notes and Sixth Amendment to Loan Agreement dated June 29, 2001 by and between Qualmark and U.S. Bank National Association.(9)

10.21	Fourth Amendment to Promissory Notes and Seventh Amendment to Loan Agreement dated January 31, 2002 by and between Qualmark and U.S. Bank National Association. (10)

10.22	Series C Preferred Stock Purchase Agreement dated March 27, 2002 (11)

10.23	Series C Preferred Stock Certificate of Designations (11)

10.24	Series B Preferred Stock Certificate of Designations (11)

10.25	Fifth Amendment to Promissory Notes and Eighth Amendment to Loan Agreement dated January 23, 2003 by and between Qualmark and U.S. Bank National Association.(12)

10.25(b)	Sixth Amendment to Promissory Notes and Ninth Amendment to Loan Agreement dated July 25, 2003 by and between Qualmark and U.S. Bank National Association(13)

10.26	Irrevocable Letter of Credit issued to Catellus Development Corporation (12)

10.26(b)	Warrant agreement to purchase 25,000 shares of Common Stock dated July 25, 2003 (13)

10.27	Seventh Amendment to Promissory Notes and Tenth Amendment to Loan Agreement dated February 27, 2004 by and between Qualmark and U.S. Bank National Association. (14)

10.28	Settlement Agreement and Payment Schedule dated February 13, 2004, by and between Qualmark Corporation and Gregg K. Hobbs. (14)

EXHIBIT
NUMBER	DESCRIPTION
10.29	Eighth Amendment to Promissory Notes and Eleventh Amendment to Loan Agreement dated April 20, 2004 by and between Qualmark and U.S. Bank National Association.(15)

10.30	Loan and Security Agreement dated November 9, 2004 by and between Qualmark and Silicon Valley Bank (16)

10.31	Loan and Security Agreement dated November 11, 2004 by and between Qualmark and Partners for Growth (17)

10.32	Asset Purchase Agreement dated November 12, 2004 by and between Qualmark and ACG Dynamics, Inc. (17)

10.33	Loan and Security Agreement dated December 8, 2005 by and between Qualmark and Silicon Valley Bank (18)

10.34	Amendment to Loan and Security Agreement dated December 12, 2005 by and between Qualmark and Partners for Growth (18)

10.35	Asset Purchase Agreement dated December 13, 2005 by and between Qualmark and SatCon Technology.(18)

10.36	Loan and Security Agreement dated February 20, 2007 by and between Qualmark and Partners for Growth (19)

10.37	Fifth Amendment to Loan and Security Agreement dated March 13, 2006 by and between Qualmark and Silicon Valley Bank (19)

10.38	Sixth Amendment to Loan and Security Agreement dated April 2, 2007 by and between Qualmark and Silicon Valley Bank (20)

10.39	Loan Modification and Limited Waiver dated May 7, 2007 by and between Qualmark and Partners for Growth, L.P. (20)

10.40	Amended and Restated Loan and Security Agreement dated December 7, 2007 by and between Qualmark and Silicon Valley Bank

10.41	Export Import Bank Loan and Security Agreement dated December 7, 2007 by and between Qualmark and Silicon Valley Bank

10.42	Stock and Warrant Purchase Agreement dated December 21. 2007 by and between Qualmark and Investors

14	Director and Officer Code of Ethics (14)

23.1	Consent of GHP Horwath, P.C.

31.1	CEO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement No. 333-1454-D on Form SB-2.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.

(3)	Incorporated by reference from the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(4)	Incorporated by reference from the Company’s Annual Report of Form 10-KSB for the year ended December 31, 1998.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 1999.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2000.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10- QSB for the quarter ended June 30, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(18)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007